Form 10-Q
period 1996-01-31
CONTINENTAL CAPITAL CORP /CA
filed 1996-06-26
CIK 27894

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the Quarter Ended                    January 31, 1996
                     ----------------------------------------------------------

Commission File Number                    33-22426-D
                      ----------------------------------------------------------

                        Continental Capital Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Colorado                                95-4047540
- -----------------------------------------------     ----------------------------
(State of jurisdiction of incorporation or                 (I.R.S. Employer
  organization                                         Identification Number)


  8950 Fullbright Avenue, Chatsworth, California                         91311
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (818) 886-0008
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes                 No       X
                            ----------         ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Common stock $.001 Par Value - 9,000,000 Shares as of
- --------------------------------------------------------------------------------

                               January 31, 1996
- --------------------------------------------------------------------------------



                        The Exhibit Index is on Page 12.
                        This document contains 13 pages.

                        CONTINENTAL CAPITAL CORPORATION


                                     INDEX
                                     -----

                                                                                          PAGE
                                                                                          ----
PART I.    FINANCIAL INFORMATION
- -------    ---------------------

Item 1.    Financial Statements (Unaudited)

           Balance Sheet as of January 31, 1996 and October 31, 1995                         3

           Statement of Operations for the Three Months Ended January 31, 1996 and 1995      4

           Statement of Cash Flows for the Three Months Ended January 31, 1996 and 1995      5

           Notes to Financial Statements                                                     6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                           10-11


PART II.   OTHER INFORMATION
- --------   -----------------

Item 6.    Exhibits and Reports on Form 8-K                                                  12

           SIGNATURES                                                                        13

                        CONTINENTAL CAPITAL CORPORATION

                                 BALANCE SHEETS

                                  (UNAUDITED)




                                                                      January 31,    October 31,
                  ASSETS                                                 1996           1995
                  ------                                              -----------    -----------
 Current Assets:
  Cash on hand and in bank                                            $    82,271    $   159,052
  Inventory                                                                49,824         49,824
                                                                      -----------    -----------
     Total current assets                                                 132,095        208,876

Investment in Unconsolidated Subsidiary                                   400,000             -
                                                                      -----------    -----------
     Total assets                                                     $   532,095    $   208,876
                                                                      ===========    ===========


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
 Line of credit financing                                             $   175,000    $   175,000
 Accounts payable and accrued expenses                                     28,211         28,211
                                                                      -----------    -----------

     Total current liabilities                                            203,211        203,211
                                                                      -----------    -----------
Commitments and Other Matters                                                  -              -

Shareholder's Equity:
 Preferred stock, no par value; authorized 2,000 shares Series A
   and 1,000 shares Series B; none issued                                      -              -
 Common stock, $.001 par value; authorized 100,000,000
   shares issued and outstanding 9,000,000 shares in 1996 and
   8,500,000 in 1995                                                        9,000          8,500
 Additional paid-in capital                                             2,217,046      1,811,546
 Deficit                                                               (1,897,162)    (1,814,381)
                                                                       -----------    -----------
     Total shareholders' equity                                           328,884          5,665
                                                                       -----------    -----------

     Total liabilities and shareholders' equity                       $   532,095    $   208,876
                                                                      ===========    ===========




                      See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                Three Months Ended
                                                   January 31,
                                              ----------------------
                                                 1996        1995
                                              ----------    --------
Revenues                                      $       -     $     -
                                              ----------    --------
Costs and Expenses:
 Selling, general and administrative              56,990          -
 Management services                              18,000          -
 Rent                                              6,000          -
 Interest                                          1,791          -
                                              ----------    --------
    Total costs and expenses                      82,781          -
                                              ----------    --------
(Loss) before Income Taxes                       (82,781)         -
Provision for Income Taxes                            -           -
                                              ----------    --------
Net (Loss)                                    $  (82,781)   $     -
                                              ==========    ========
Earnings (Loss) per Common Share              $     (.01)   $     -
                                              ==========    ========

Weighted Average Number of Common Shares      8,833,333     831,309
                                              ==========    ========




                      See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)




                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                  1996     1995
                                                              ----------  ------
Cash Flows from Operating Activities:
 Net (loss)                                                     $(82,781)   $   -
 Adjustments to reconcile net (loss) to net cash used in
  operating activities:
    Contributed rent                                               6,000        -
                                                                --------    ------
 Net cash (used in) operating activities                         (76,781)       -
                                                                --------    ------
Net Decrease in Cash                                             (76,781        -

Cash at Beginning of Period                                      159,052        -
                                                                --------    ------
Cash at End of Period                                           $ 82,271    $   -
                                                                ========    ======
Supplemental Cash Flow Information:
 Cash paid during the period for interest                       $  1,791    $   -
                                                                ========    ======






                      See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                           JANUARY 31, 1996 AND 1995

                                  (UNAUDITED)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
           Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial position, results of operations and cash flows have been included. Operating results for the three months ended January 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended October 31, 1995.

         ORGANIZATION AND CAPITALIZATION

           Continental Capital Corporation (the "Company") was incorporated under the laws of the State of Colorado on November 8, 1985. The Company's articles of incorporation, as amended, provide for the issuance of 100,000,000 shares of common stock, with a par value of $.001 per share, and 2,000 shares of Series A and 1,000 shares of Series B preferred stock with no par value. Series of the preferred stock may be created and issued from time to time, with such designations, preferences, conversion rights and other rights, including voting rights, as adopted by the Board of Directors.

           On January 31, 1995, the Board of Directors of the Company approved a one-for-four reverse stock split of the outstanding common stock, which resulted in 831,309 shares of common stock outstanding. Retroactive effect has been given to this reverse stock split in the accompanying financial statements.

         HISTORY

           The Company's original name was Lexington Capital Corporation and has changed a number of times since its incorporation in 1985. The Company has additionally been known as Club America, Inc. and PlanCapital U.S.A., Inc. During 1995, the Company changed its name to its present name, Continental Capital Corporation.

         BUSINESS

           The Company has recently entered into the business of marketing and leasing various types of equipment, mainly in the transportation industry. The Company intends to specialize specifically in commercial aircraft parts and equipment, fleet commercial trucks and medical equipment.

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

           The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

         INVENTORY

           Inventory is comprised of aircraft parts and equipment, and is stated at the lower of cost or market. Cost is determined using principally the average method, based upon the allocated historical cost of the corporation from whom the Company acquired the aircraft parts and equipment (see Note 2).

         EARNINGS (LOSS) PER COMMON SHARE

           Earnings (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Retroactive application has been given to the one-for-four reverse stock split effected in January 1995.


NOTE 2.  BUSINESS ACQUISITIONS

         JSA

         Effective March 31, 1995, the Company merged with J.S.A., Incorporated, a California corporation ("JSA"). As a result of the merger, the Company acquired all of the assets of JSA, which consisted of aircraft parts and equipment, in exchange for the issuance of 1,700,000 shares of the Company's common stock. In accordance with the terms of the agreement, the aircraft parts and equipment had an agreed value of approximately $8,950,000. In connection with the merger, the Company agreed to retain Jacman Aircraft, Inc. ("Jacman"), a California based aircraft parts and equipment marketing firm which is affiliated with the former shareholder, as a distributor of all aircraft parts and equipment for the Company.

         The Company has accounted for this acquisition by the purchase method. However, because of the significance of the ownership of the Company's common stock created by the issuance of the 1,700,000 shares of common stock to the former shareholder of JSA, together with the control exercised by the related entity (Jacman) over the marketing of the inventory of aircraft parts and equipment, the Company has recorded the inventory of aircraft parts and equipment at the allocated historical cost of JSA ($50,000), rather than the agreed value per the agreement. As sales of the aircraft parts and equipment occur, the proportionate amount of such historical cost will be charged to cost of sales based upon a relative value calculation.

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                                  (UNAUDITED)

NOTE 2.  BUSINESS ACQUISITIONS

         CARROSELL

           On December 10, 1995, the Company entered into an Agreement of Purchase and Sale of Stock with CarroSELL, Inc. and its sole shareholder whereby the Company acquired all of the capital stock of CarroSELL in exchange for 500,000 shares of the Company's common stock. CarroSELL is engaged in the business of advertising on baggage claim carrousels, and with its proprietary process, converts baggage claim carousel panels into moving billboards. The Company agreed to transfer $250,000 to CarroSELL on or before June 17, 1996 to further its business. In the event that public trading of the Company's common stock is not resumed or the $250,000 is not transferred by June 17, 1996, the former shareholder has the option to cancel the agreement.

           The required transfer of $250,000 has been completed. On June 7, 1996, this agreement to purchase CarroSell, Inc. was amended to eliminate the requirement of public trading by June 17, 1996 in exchange for the Company's agreeing to issue to the original owner of CarroSELL, Inc., an additional 250,000 shares of the Company's common stock.

           CarroSELL entered into an employment agreement with the former shareholder for a period of five years providing for an annual salary of $24,000 plus certain benefits. CarroSELL also entered into a consulting agreement with Revolving Media Marketing, Inc., a company owned by the former shareholder, to provide promotional and marketing services for a term of five years in exchange for $60,000 per annum plus 1 1/2% of gross sales. In addition, Revolving Media is eligible to earn options to purchase a maximum of 1,000,000 shares of common stock of the Company based upon the net income of CarroSELL during the next two fiscal years.

           The Company anticipates accounting for this acquisition by the purchase method. However, until such time as the period in which the former shareholder's option to cancel has expired, the Company is accounting for this acquisition as an investment in unconsolidated subsidiary. This investment has been recorded at the estimated fair value of the common stock issued by the Company, taking into consideration various factors affecting the estimated fair value of such stock.

           Costs and expenses incurred by the Company in connection with the operations of CarroSELL have been charged to expense. Such costs aggregated approximately $37,000 for the three months ended January 31, 1996.


NOTE 3.  COMMITMENTS AND OTHER MATTERS

         As of June 28, 1995, the Company entered into a Master Lease Agreement with joint lessees CASC Shanghai and Northern Airlines: Sanya Limited. The term of the Master Lease commences on the shipping date of the initial amount of equipment and shall continue for a period of five years with a total of $5,000,000 in aircraft parts and equipment. Delivery of equipment under this lease was expected to begin in early 1996. Financing for this transaction is expected to be provided by NAB Bank in Chicago, Illinois.

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                                  (UNAUDITED)

NOTE 4.  COMMON STOCK

         On January 31, 1995, the Board of Directors of the Company approved a one-for-four reverse stock split of the outstanding common stock, which resulted in 831,309 shares of common stock then outstanding. Retroactive effect has been given to this reverse stock split in the accompanying financial statements.


NOTE 5.  RELATED PARTY TRANSACTIONS

         The Company has retained Jamesburg Companies, Inc. ("JCI"), the major shareholder of the Company, to complete the initial phase of the operations at a cost of $6,000 per month. Fees paid to JCI during the three months ended January 31, 1996 amounted to $18,000.

         From time to time, JCI has loaned the Company funds for operations on an unsecured basis without interest. In March 1995, indebtedness of $92,145 owing to JCI was converted into 4,703,691 shares of common stock.

         The Company's principal offices and warehousing facilities are located in the premises of Jacman Aircraft (see Note 2) on a month-to-month arrangement, and are provided rent free. The Company also has shared office space available in New York, which is provided rent free from a director/shareholder of the Company. The Company has recognized the estimated value of the rent provided by these related parties without cost to be approximately $6,000 for the three months ended January 31, 1996, and has charged this amount to expense, with a corresponding credit to Additional Paid-In Capital.

                        CONTINENTAL CAPITAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's results of operations reflect a net loss of $82,781 (or $.01 per share) for the quarter ended January 31, 1996, compared to a net loss of -0- for the same period in 1995.

The Company realized no revenue in the first quarter of 1996 or 1995.

Cost and expenses for the first quarter of 1996 totalled $82,781. These costs and expenses were primarily comprised of management fees paid to Jamesburg Companies Inc. ("JCI"), the major shareholder of the Company, compensation paid to the President of CarroSELL. In addition, the Company also incurred other general and administrative expenses during this first quarter of 1996, most of which is attributable to the start-up of operations of CarroSELL, including the marketing efforts expended by management for this new line of business.

No costs or expenses were incurred by the Company in the comparable period of 1995, inasmuch as the Company was inactive at that time.


LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended January 31, 1996, the Company experienced a net decrease in cash of $76,781. This decrease resulted from net cash used in operating activities of $76,781. There were no cash flows resulting from investing activities or financing activities during the first quarter of 1996.

At January 31, 1996, the Company had a cash balance of $82,271.

For the comparable period of 1995, there were no cash flows because the Company was inactive at that time.

In connection with the purchase of CarroSELL, the Company agreed to transfer $250,000 to CarroSELL on or before June 17, 1996 to further its business.

The Company has a borrowing arrangement with NAB Bank, Darrien, Illinois. This line of credit is for a total amount of $380,000. As of January 31, 1996, the Company had drawn down on this line in the amount of $175,000.


CAPITAL EXPENDITURES

The Company did not make any major capital expenditures during the quarter ended January 31, 1996.

                        CONTINENTAL CAPITAL CORPORATION



Item 6.    Exhibits and reports on Form 8-K

           (a)  Exhibits

                  Exhibit 27 - Financial Data Schedule

           (b) The Company filed no reports on Form 8-K during the quarter ended January 31, 1996.

                        CONTINENTAL CAPITAL CORPORATION

                                   FORM 10-Q

                  FOR THE THREE MONTHS ENDED JANUARY 31, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONTINENTAL CAPITAL CORPORATION


                                    /s/ Milton J. Wilpon
                                 -------------------------------
DATE:  June 24, 1996             By: Milton J. Wilpon
                                    Chairman of the Board
                                    Chief Executive Officer


                                    /s/ Ronald L. Wilpon
                                 -------------------------------
DATE:  June 24, 1996             By: Ronald L. Wilpon
                                    Treasurer and Chief Accounting Officer