Form 10-Q
period 1996-04-30
CONTINENTAL CAPITAL CORP /CA
filed 1996-07-09
CIK 27894

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended                    April 30, 1996
                     -----------------------------------------------------------

Commission File Number                   33-22426-D
                      ----------------------------------------------------------

                        Continental Capital Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                    95-4047540
- ---------------------------------       ----------------------------------------
(State of jurisdiction of                     (I.R.S. Employer
incorporation or organization)                Identification Number)


     8950 Fullbright Avenue, Chatsworth, California                      91311
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

                       Yes       X         No
                            ----------         ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Common stock $.001 Par Value - 9,000,000 Shares as of
- --------------------------------------------------------------------------------


                                April 30, 1996
- --------------------------------------------------------------------------------



                        The Exhibit Index is on Page 12.
                        This document contains 13 pages.

                        CONTINENTAL CAPITAL CORPORATION


                                     INDEX
                                     -----


                                                                            PAGE
                                                                            ----


PART I.    FINANCIAL INFORMATION
- -------    ---------------------


Item 1.    Financial Statements (Unaudited)

           Balance Sheet as of April 30, 1996 and October 31, 1995           3

           Statement of Operations for the Six Months and Three
             Months Ended April 30, 1996 and 1995                            4

           Statement of Cash Flows for the Six Months Ended April 30,
             1996 and 1995                                                   5

           Notes to Financial Statements                                     6


Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10-11

PART II.   OTHER INFORMATION
- --------   -----------------


Item 6.    Exhibits and Reports on Form 8-K                                 12

           SIGNATURES                                                       13

                        CONTINENTAL CAPITAL CORPORATION

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                       April 30,     October 31,
                     ASSETS                                              1996           1995
                     ------                                            ---------     -----------
Current Assets:
 Cash on hand and in bank                                             $    33,086    $   159,052
 Inventory                                                                 49,754         49,824
                                                                      -----------    -----------
    Total current assets                                                   82,840        208,876

Investment in Unconsolidated Subsidiary                                   400,000              -
                                                                      -----------    -----------
    Total assets                                                      $   482,840    $   208,876
                                                                      ===========    ===========



            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

Current Liabilities:
 Line of credit financing                                             $   175,000    $   175,000
 Accounts payable and accrued expenses                                     28,211         28,211
                                                                      -----------    -----------
    Total current liabilities                                             203,211        203,211
                                                                      -----------    -----------
Commitments and Other Matters                                                   -              -

Shareholder's Equity:
 Preferred stock, no par value; authorized 2,000 shares Series A
   and 1,000 shares Series B; none issued                                       -              -
 Common stock, $.001 par value; authorized 100,000,000
    shares issued and outstanding 9,000,000 shares in 1996 and
    8,500,000 in 1995                                                       9,000          8,500
 Additional paid-in capital                                             2,223,046      1,811,546
 Deficit                                                               (1,952,417)    (1,814,381)
                                                                      -----------    -----------
    Total shareholders' equity                                            279,629          5,665
                                                                      -----------    -----------
    Total liabilities and shareholders' equity                        $   482,840    $   208,876
                                                                      ===========    ===========

                      See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                        Six Months Ended                 Three Months Ended
                                                            April 30,                         April 30,
                                                      -------------------                 ------------------
                                                      1996           1995                 1996          1995
                                                      ----           ----                 ----          ----
Revenues
 Sales of aircraft parts and equipment              $   12,411    $   29,892           $   12,411    $   29,892
 Brokerage income                                            -         8,638                    -         8,638
                                                    ----------    ----------           ----------    ----------
                                                        12,411        38,530               12,411        38,530
                                                    ----------    ----------           ----------    ----------
Costs and Expenses:
 Cost of sales                                              70        17,935                   70        17,935
 Selling, general and administrative                    96,026        18,447               39,036        18,447
 Management services                                    36,000             -               18,000             -
 Rent                                                   12,000             -                6,000             -
 Interest                                                6,351             -                4,560             -
                                                    ----------    ----------           ----------    ----------
    Total costs and expenses                           150,447        36,382               67,666        36,382
                                                    ----------    ----------           ----------    ----------
Income (Loss) before Income Taxes                     (138,036)        2,148              (55,255)        2,148

Provision for Income Taxes                                   -             -                    -             -
                                                    ----------    ----------           ----------    ----------
Net  Income (Loss)                                  $ (138,036)        2,148           $  (55,255)   $    2,148
                                                    ==========    ==========           ==========    ==========
Earnings (Loss) per Common Share                         $(.02)            -                $(.01)   $        -
                                                    ==========    ==========           ==========    ==========
Weighted Average Number of Common Shares             8,916,667     5,912,501            9,000,000     5,912,501
                                                    ==========    ==========           ==========    ==========

                      See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                 Six Months Ended
                                                                                    April 30,
                                                                                ------------------
                                                                                  1996       1995
                                                                                -------     ------
Cash Flows from Operating Activities:
 Net (loss)                                                                 $(138,036)    $  2,148
 Adjustments to reconcile net (loss) to net cash used in
   operating activities:
    Contributed rent                                                           12,000            -
    Decrease in inventory                                                          70      (73,698)
    Decrease in accounts payable and accrued liabilities
                                                                            ---------     --------
 Net cash (used in) operating activities                                     (125,966)     (71,550)
                                                                            ---------     --------
Cash Flows from Investing Activities:
  Proceeds from common stock and additional paid-in capital, net                            73,050
                                                                            ---------     --------
Net Increase (Decrease) in Cash                                              (125,966)       1,500

Cash at Beginning of Period                                                   159,052            -
                                                                            ---------     --------
Cash at End of Period                                                       $  33,086     $  1,500
                                                                            =========     ========
Supplemental Cash Flow Information:
 Cash paid during the period for interest                                   $   6,351     $      -
                                                                            =========     ========

                      See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            APRIL 30, 1996 AND 1995

                                  (UNAUDITED)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial position, results of operations and cash flows have been included. Operating results for the six months ended April 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended October 31, 1995.

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

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                                  (UNAUDITED)


NOTE 2.  BUSINESS ACQUISITIONS

     CARROSELL

      On December 10, 1995, the Company entered into an Agreement of Purchase and Sale of Stock with CarroSELL, Inc. and its sole shareholder whereby the Company acquired all of the capital stock of CarroSELL in exchange for 500,000 shares of the Company's common stock. CarroSELL is engaged in the business of advertising on baggage claim carrousels, and with its proprietary process, converts baggage claim carousel panels into moving billboards. The Company agreed to transfer $250,000 to CarroSELL on or before June 17, 1996 to further its business. In the event that public trading of the Company's common stock had not resumed or the $250,000 was not transferred by June 17, 1996, the former shareholder had the option to cancel the agreement.

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

      Costs and expenses incurred by the Company in connection with the operations of CarroSELL have been charged to expense. Such costs aggregated approximately $69,000 and $42,000 for the six months and three months ended April 30, 1996, respectively.


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


NOTE 5.  RELATED PARTY TRANSACTIONS

     The Company has retained Jamesburg Companies, Inc. ("JCI"), the major shareholder of the Company, to complete the initial phase of the operations at a cost of $6,000 per month. Fees paid to JCI amounted to $36,000 and $18,000 for the six months and the three months ended April 30, 1996, respectively.

     From time to time, JCI has loaned the Company funds for operations on an unsecured basis without interest. In March 1995, indebtedness of $92,145 owing to JCI was converted into 4,703,691 shares of common stock.

     The Company's principal offices and warehousing facilities are located in the premises of Jacman Aircraft (see Note 2) on a month-to-month arrangement, and are provided rent free. The Company also has shared office space available in New York, which is provided rent free from a director/shareholder of the Company. The Company has recognized the estimated value of the rent provided by these related parties without cost to be approximately $12,000 for the six months ended April 30, 1996, and has charged this amount to expense, with a corresponding credit to Additional Paid-In Capital.

                        CONTINENTAL CAPITAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's results of operations reflect a net loss of $138,036 (or $.02 per share) for the six months ended April 30, 1996, compared to a net income of $2,148 for the same period in 1995.

The Company realized revenue of $12,411 for the six months ended April 30, 1996, as compared with $38,530 for 1995.

Cost and expenses for 1996 totalled $150,447 as compared to $36,382 for 1995. These costs and expenses were primarily comprised of management fees paid to Jamesburg Companies Inc. ("JCI"), the major shareholder of the Company, compensation paid to the President of CarroSELL. In addition, the Company also incurred other general and administrative expenses during 1996, most of which is attributable to the start-up of operations of CarroSELL, including the marketing efforts expended by management for this new line of business.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended April 30, 1996, the Company experienced a net decrease in cash of $125,966. This decrease resulted from net cash used in operating activities. There were no cash flows resulting from investing activities or financing activities during 1996.

At April 30, 1996, the Company had a cash balance of $33,086.

For the comparable period of 1995, there was cash used in operating activities of $71,550 and cash provided by financing activities of $73,050.

In connection with the purchase of CarroSELL, the Company agreed to transfer $250,000 to CarroSELL on or before June 17, 1996 to further its business.

The Company has a borrowing arrangement with NAB Bank, Darrien, Illinois. This line of credit is for a total amount of $380,000. As of April 30, 1996, the Company had drawn down on this line in the amount of $200,000.


CAPITAL EXPENDITURES

The Company did not make any major capital expenditures during the six months ended April 30, 1996.

                        CONTINENTAL CAPITAL CORPORATION



Item 6.    Exhibits and reports on Form 8-K

        (a)  Exhibits

               Exhibit 27 - Financial Data Schedule

        (b) The Company filed no reports on Form 8-K during the quarter ended January 31, 1996.

                        CONTINENTAL CAPITAL CORPORATION

                                   FORM 10-Q

                   FOR THE THREE MONTHS ENDED APRIL 30, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONTINENTAL CAPITAL CORPORATION


                                     /s/ Milton J. Wilpon
                                 -----------------------------------------
DATE:  July 8, 1996              By: Milton J. Wilpon
                                     Chairman of the Board
                                     Chief Executive Officer

                                     /s/ Ronald L. Wilpon
                                 -----------------------------------------
DATE:  July 8, 1996              By: Ronald L. Wilpon
                                     Treasurer and Chief Accounting Officer