Form 10-Q/A
period 1996-04-30
CONTINENTAL CAPITAL CORP /CA
filed 1996-08-23
CIK 27894

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the Quarter Ended                    April 30, 1996
                     -----------------------------------------------------------

Commission File Number                   33-22426-D
                      ----------------------------------------------------------

                        Continental Capital Corporation
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                         95-4047540
- ---------------------------------------             ----------------------------
(State of jurisdiction of incorporation                    (I.R.S. Employer
 or organization)                                       Identification Number)


       8950 Fullbright Avenue, Chatsworth, California                  91311
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

                       Yes       X         No
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



                        The Exhibit Index is on Page 13.

                        This document contains 14 pages.

                        CONTINENTAL CAPITAL CORPORATION

                                     INDEX
                                     -----

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION
- -------    ---------------------


Item 1.    Financial Statements (Unaudited)

           Balance Sheet as of April 30, 1996 and October 31, 1995         3

           Statement of Operations for the Six Months and Three
              Months Ended April 30, 1996 and 1995                         4

           Statement of Cash Flows for the Six Months Ended April 30,
              1996 and 1995                                                5

           Notes to Financial Statements                                   6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11-12

PART II.  OTHER INFORMATION
- --------  -----------------


Item 6.    Exhibits and Reports on Form 8-K                              13

           SIGNATURES                                                    14

                        CONTINENTAL CAPITAL CORPORATION

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                 April 30,     October 31,
                 ASSETS                            1996           1995
                 ------                        -----------    ------------
Current Assets:
  Cash on hand and in bank                     $    33,086    $   159,052
  Inventory                                         49,754         49,824
                                               -----------    -----------
      Total current assets                          82,840        208,876

Investment in Unconsolidated Subsidiary            400,000              -
                                               -----------    -----------
      Total assets                             $   482,840    $   208,876
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
                                               ===========    ===========


                      See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                    Six Months Ended                  Three Months Ended
                                                        April 30,                         April 30,
                                                 ------------------------           ------------------------
                                                    1996          1995                 1996          1995
                                                 ----------    ----------           ----------    ----------
Revenues
  Sales of aircraft parts and equipment          $   12,411    $   29,892           $   12,411    $   29,892
  Brokerage income                                        -         8,638                    -         8,638
                                                 ----------    ----------           ----------    ----------
                                                     12,411        38,530               12,411        38,530
                                                 ----------    ----------           ----------    ----------
Costs and Expenses:
  Cost of sales                                          70        17,935                   70        17,935
  Selling, general and administrative                96,026        18,447               39,036        18,447
  Management services                                36,000             -               18,000             -
  Rent                                               12,000             -                6,000             -
  Interest                                            6,351             -                4,560             -
                                                 ----------    ----------           ----------    ----------
Total costs and expenses                            150,447        36,382               67,666        36,382
                                                 ----------    ----------           ----------    ----------
Income (Loss) before Income Taxes                  (138,036)        2,148              (55,255)        2,148

Provision for Income Taxes                                -             -                    -             -
                                                 ----------    ----------           ----------    ----------
Net  Income (Loss)                               $ (138,036)        2,148           $  (55,255)   $    2,148
                                                 ==========    ==========           ==========    ==========
Earnings (Loss) per Common Share                 $     (.02)            -           $     (.01)   $        -
                                                 ==========    ==========           ==========    ==========
Weighted Average Number of Common Shares          8,916,667     5,912,501            9,000,000     5,912,501
                                                 ==========    ==========           ==========    ==========

                       See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)




                                                      Six Months Ended
                                                         April 30,
                                                   ----------------------
                                                     1996          1995
                                                   ---------     --------
Cash Flows from Operating Activities:
  Net (loss)                                       $(138,036)    $  2,148
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
      Contributed rent                                12,000            -
      Decrease in inventory                               70      (73,698)
      Decrease in accounts payable and
        accrued liabilities
                                                   ---------     --------
  Net cash (used in) operating activities           (125,966)     (71,550)
                                                   ---------     --------
Cash Flows from Financing Activities:
  Proceeds from common stock and
   additional paid-in capital, net                         -       73,050
                                                   ---------     --------

Net Increase (Decrease) in Cash                     (125,966)       1,500

Cash at Beginning of Period                          159,052            -
                                                   ---------     --------


Cash at End of Period                               $ 33,086     $  1,500
                                                   =========     ========

Supplemental Cash Flow Information:
  Cash paid during the period for interest          $  6,351     $      -
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


NOTE 2. BUSINESS ACQUISITIONS

     JSA

      Effective March 31, 1995, the Company merged with J.S.A., Incorporated, a California corporation ("JSA"). As a result of the merger, the Company acquired certain of the assets of JSA, which consisted of aircraft parts and equipment, in exchange for the issuance of 1,700,000 shares of the Company's common stock. In accordance with the terms of the agreement, the aircraft parts and equipment had an agreed value of approximately $8,950,000. In connection with the merger, the Company agreed to retain Jacman Aircraft, Inc. ("Jacman"), a California based aircraft parts and equipment marketing firm which is affiliated with the former shareholder, as a distributor of all aircraft parts and equipment for the Company.

      The acquisition of these assets did not constitute a business combination, and the Company has accounted for the acquisition of these assets in a manner similar to the purchase method. However, because of the significance of the ownership of the Company's common stock created by the issuance of the 1,700,000 shares of common stock to the former shareholder of JSA, together with the control exercised by the related entity (Jacman) over the marketing of the inventory of aircraft parts and equipment, the Company has recorded the inventory of aircraft parts and equipment at the allocated historical cost of JSA ($50,000), rather than the agreed value per the agreement. As sales of the aircraft parts and equipment occur, the proportionate amount of such historical cost will be charged to cost of sales based upon a relative value calculation.

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

      The Company anticipates accounting for this acquisition by the purchase method. However, until the period in which the former shareholder's option to cancel expired, the Company was accounting for this acquisition as an investment in unconsolidated subsidiary. This investment has been recorded at the estimated fair value of the common stock issued by the Company, taking into consideration various factors affecting the estimated fair value of such stock. The additional 250,000 shares of the Company's common stock issued on June 7, 1996 will be recorded as an additional element of cost of the Company's investment in this subsidiary at the estimated fair value of such stock, and will be taken into consideration in the determination of the excess of cost over net assets acquired.

      Costs and expenses incurred by the Company in connection with the operations of CarroSELL have been charged to expense. Such costs aggregated approximately $69,000 and $42,000 for the six months and three months ended April 30, 1996, respectively.

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                                  (UNAUDITED)

NOTE 3. COMMITMENTS AND OTHER MATTERS

     As of June 28, 1995, the Company entered into a Master Lease Agreement with joint lessees CASC Shanghai and Northern Airlines: Sanya Limited. The term of the Master Lease commences on the shipping date of the initial amount of equipment and shall continue for a period of five years with a total of $5,000,000 in aircraft parts and equipment. Although delivery of equipment under this lease was expected to begin in early 1996, no equipment has been shipped as of the date of the accompanying financial statements due to changes in management of the lessees; accordingly, this lease is presently pending and in the process of reapproval by appropriate officials of the lessees. Financing for this transaction is expected to be provided by NAB Bank in Chicago, Illinois.


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

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                                  (UNAUDITED)

NOTE 6. BROKERAGE INCOME

     During fiscal 1995, the Company was involved in a certain leasing transaction as an accommodation to the parties directly participating in the lease. The Company's involvement was limited to facilitating the transaction as among the lessor and lessee and financial institution; did not encompass the receipt or payment or guarantee of any rentals under the lease; and was limited in occurrence to this isolated transaction. As compensation for this accommodation, the Company received a brokerage fee of $8,638 which is presented in the accompanying financial statements as brokerage income.

                        CONTINENTAL CAPITAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO 1995

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

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO 1995

 The Company's results of operations for the second quarter of fiscal 1996 resulted in a net loss of $55,255 ($.01 per share) compared to net income of $2,148 for the comparable period in 1995.

 Revenue for 1996 declined to $12,411 compared to $38,530 for 1995. This decline was primarily the result of diminished sales of aircraft parts and equipment. In addition, the Company realized brokerage income of $8,638 in the 1995 quarter, which was an isolated transaction not replicated in 1996.

 Costs and expenses increased to $67,666 in 1996 from $36,382 in 1995. This was primarily attributable to management fees paid to Jamesburg Companies, Inc., the major shareholder of the Company, and rent and interest expense incurred, none of which was incurred in 1995. Additionally, the Company incurred higher selling, general and administrative expenses in 1996 compared to 1995, most of which was attributable to the start-up of operations of CarroSELL, including the marketing efforts expended by management for this new line of business. These increases were offset by a decrease of cost of sales, which was the result of decreased sales and the reduced historical cost valuation ascribed to the aircraft parts and equipment acquired from JSA.


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

                                  (Continued)



LIQUIDITY AND CAPITAL RESOURCES

In connection with the purchase of CarroSELL, the Company agreed to transfer $250,000 to CarroSELL on or before June 17, 1996 to further its business.

The Company has a borrowing arrangement with NAB Bank, Darien, Illinois. This line of credit is for a total amount of $380,000. As of April 30, 1996, the Company had drawn down on this line in the amount of $175,000. Subsequent to April 30, 1996, the Company drew down the remaining available balance on this line of credit.


CAPITAL EXPENDITURES

The Company did not make any major capital expenditures during the six months ended April 30, 1996.

The Company does not have any material commitments for capital expenditures. However, the Company has agreed to transfer $250,000 to CarroSELL on or before June 17, 1996, which transfer has been completed; funds for this transfer were obtained in large measure from balances available under the Company's bank line of credit.

                        CONTINENTAL CAPITAL CORPORATION



Item 6.    Exhibits and reports on Form 8-K

            (a)  Exhibits

                 Exhibit 27 - Financial Data Schedule

            (b) The Company filed no reports on Form 8-K during the quarter ended April 30, 1996.

                        CONTINENTAL CAPITAL CORPORATION

                                   FORM 10-Q/A

                   FOR THE THREE MONTHS ENDED APRIL 30, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONTINENTAL CAPITAL CORPORATION


                                      /s/ Milton J. Wilpon
                                 ------------------------------------------
DATE:  August 22, 1996           By:  Milton J. Wilpon
                                      Chairman of the Board
                                      Chief Executive Officer


                                      /s/ Ronald L. Wilpon
                                 -------------------------------------------
DATE:  August 22, 1996           By:  Ronald L. Wilpon
                                      Treasurer
                                      Chief Financial and Accounting Officer