Form 10-K/A
period 1995-10-31
CONTINENTAL CAPITAL CORP /CA
filed 1996-08-28
CIK 27894

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended October 31, 1995

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _____________ to ____________

                       Commission file number 33-22426-D
                                              ----------

  CONTINENTAL CAPITAL CORPORATION (Formerly known as PlanCapital U.S.A., Inc.,
  ----------------------------------------------------------------------------
                Club America, Inc. and Lexington Capital Corp.)
                ------------------------------------------------
               (Exact name of Registrant as specified in charter)

           Colorado                           95-4047540
    -------------------------            --------------------
   (State or other jurisdic-                (IRS Employer
    tion of incorporation)                Identification No.)

8950 Fullbright Avenue, Chatsworth, California            91311
- ----------------------------------------------       ---------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (818) 886-0008
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to section 12(g) of the Act:

                                      NONE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. See "Security Ownership of Certain Beneficial Owners and Management."

       The Common Stock of the Company is not currently publicly traded.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          9,000,000 shares as of August 22, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



                  THE INDEX TO EXHIBITS IS FOUND ON PAGE 38.

                                     PART I

Item 1. Business.
- ------  --------

General
- -------

       Continental Capital Corporation (formerly known as PlanCapital U.S.A., Inc.; Club America, Inc. and Lexington Capital Corporation and hereinafter referred to as the "Company" or "Registrant") was formed under the laws of the State of Colorado on November 8, 1985.

       The Company has entered into the business of marketing and leasing various types of equipment, mainly in the transportation industry. The Company intends to specialize specifically in commercial aircraft parts and equipment, fleet commercial trucks and medical equipment. See "Aircraft Parts and Equipment," below. There have been a large number of solicitations made in the commercial airlines sector. There were a number of potential customers worked with in the area of leasing, however, the only one which has entered into a contract is CASC Shanghai (a China government agency) and Northern Airlines:
Sanya Limited. See "CASC Shanghai and Northern Airlines: Sanya Limited," below. The Company has also entered into a formal letter of intent to formulate a joint venture to market and distribute vending machines and products in China. See "South China Construction & Development Company," below. Finally, the Company has entered into the business of advertising on baggage claim carousels. See "CarroSELL, Inc.," below.

       There can be no assurance that the Company will be able to succeed in any of these various endeavors. These businesses are in the formative stages.

Aircraft Parts and Equipment
- ----------------------------

       With regard to the sale of parts and equipment on a retail basis, the Company has acquired inventory and entered into a marketing agreement with Jacman Aircraft, Inc. as described below. The inventory is listed for sale on two international data bases (available to the commercial and military industries). The two data bases are Airs Spec 200 and Inventory Locator Service
(ILS). These data bases are available to subscribers throughout the world. These are two well known providers out of a number of data bases available to marketers and purchasers of aircraft equipment. Users pay monthly fees according to their usage. Jacman Aircraft, Inc. has not as yet assigned a marketing team to market the Company's inventory. However, sales have commenced through direct inquiries generated through the data bases. Jacman is not expected to assign a marketing team to market the Company's inventory until the owners of Jacman are satisfied that the common stock of the Company is being publicly traded. Jacman is currently actively marketing its other inventories. The owners of Jacman feel that they do not wish to complicate the transaction in view of the length of the time it has taken for the Company's common stock to resume public trading. The decision by the Company to sell the inventory on a piece by piece basis, rather than as a package, was based upon management's business judgment that the Company will thereby recognize more revenue.

       Effective March 31, 1995, the Company merged with J.S.A., Incorporated, a California corporation ("JSA"). As a result of the merger the Company acquired certain of the assets of JSA in exchange for 1,700,000 shares of the common stock of the Company. The Aronowitz Family Trust, was the sole shareholder of JSA. Prior to the merger, there was no affiliation between the Company and The Aronowitz Family Trust. The Aronowitz Family Trust recently agreed to waive certain rights contained in the original agreement of merger, including demand stock registration rights and potential rights to additional shares of common stock of the Company in the future. In addition, the Trust's right to rescind the merger agreement in the event that the common stock of the Company has not been publicly traded has been amended to provide such right only in the event that the shares have not been publicly traded by December 31, 1996.

     The assets acquired by the Company consist of aircraft parts and equipment which have an agreed value of $8,950,851.00 (which is 62% of the list prices quoted in the inventory list provided by JSA). The inventory consists of over 6,000 different parts and equipment from large pieces of equipment such as large fuel tanks to electronics, tires and interior parts. The equipment is for many different models of aircraft including military aircraft of various manufacturers. The aircraft parts and equipment consist of both military and civilian aircraft. See "Government Regulation" below. The inventory is stored by Jacman Aircraft, Inc. in its warehouse in Chatsworth, California as part of a marketing arrangement. Jacman Aircraft, Inc. is responsible for inventory control, documentation, stocking levels, repairs and surplus parts disposal. As described above these assets are listed on an international computer system and are sold as orders are received. Parts are usually shipped to customers by UPS.


     In connection with the merger, the Company agreed to retain Jacman Aircraft, Inc. as the exclusive distributor of all aircraft parts and equipment for the Company. Jacman Aircraft, Inc. was entitled to the first $60,000 of the net sales price received by the Company for the inventory. Jacman also receives a 20% sales commission (5% if the sale is not made by Jacman). Neither Mr. Aronowitz, nor Jacman, make any warranty on the inventory, whether new or rebuilt. Jacman has recently agreed to make the distribution arrangement non-exclusive. Jacman Aircraft is a California based aircraft parts and equipment marketing firm. Jacman Aircraft, Inc. has been in the aircraft parts and equipment sales business for over ten years and is well-respected throughout the aircraft industry. JSA, Jacman Aircraft, Inc. and the Aronowitz Family Trust are all affiliated entities. See "Item 13 - Certain Relationships and Related Transactions."

       The agreed to valuation of the inventory was arrived at through the negotiations of Milton J. Wilpon, Chief Executive Officer of the Company, and Jack Aronowitz, Chief Executive Officer of JSA after receiving an appraisal from BCA, USA, Inc. of Miami,

Florida (previously known as Bramco Aviation). BCA was recommended to the Company by an attorney in Florida who had previous dealings with BCA. The Company retained and compensated BCA. Mr. Fred Van Acker of BCA physically inspected the inventory in Jacman's warehouse in Chatsworth, California. Management of the Company believes that BCA was a reliable source in evaluating inventory for acquisition.

     BCA's appraisal was based upon an evaluation of 64.12% of the amounts supplied by JSA as sales prices in its Master Inventory List. In negotiations between the Company and Jack Aronowitz, following receipt of BCA's appraisal, the value was further discounted to 62% from 64.12%. The total estimated retail value of the inventory was $14,436,856 as determined from billing statements of government agencies or various commercial data bases available to the airline industry. By discounting this amount by 62%, the agreed value of $8,950,851 was reached. JSA's original cost basis in the inventory was $50,000.

     The 1,700,000 shares of the common stock of the Company which were transferred in exchange for the inventory were valued at $8,950,851 by the Company and Jack Aronowitz, or approximately $5.265 per share. Shortly prior to the issuance of these shares, other parties received shares of the Company's common stock for $.03 per share. These issuances were unrelated to the inventory acquisition and were made to fulfill long-standing commitments of the Company, and therefore at a significantly lower price per share. It is pure coincidence that 1.7 million shares times $.03 per share equals $51,000, the approximate historical cost of the inventory.

CASC Shanghai and Northern Airlines: Sanya Limited
- --------------------------------------------------

       As of June 28, 1995, the Company entered into a Master Lease Agreement with joint lessees CASC Shanghai and Northern Airlines: Sanya Limited. CASC Shanghai is an official purchasing representative of China for a number of civilian airlines. Its purpose is to aid airlines to find provisions of needed aircraft parts and equipment from sources throughout the world. It also aids the airlines in their negotiations of prices and purchasing and leasing terms. In addition, Northern Airlines is one of the four largest airlines in China. Northern Airlines: Sanya Limited is a division of China Northern Airlines and flies MD-82 aircraft. Northern Airlines is approximately 30-40% the size of Air China. The equipment to be leased is for Boeing aircraft and are of various nature. The term of the Master Lease commences on the shipping date of the initial amount of equipment and shall continue for a period of five years with a total of $5,000,000 in aircraft parts and equipment, which is the total amount of the lease. The lease agreement requires that the equipment and/or parts to be leased shall be purchased by the Company from Jacman Aircraft, Inc. Delivery of equipment under this lease was expected to begin in early 1996. The Company is currently awaiting reapproval by new management of the lessees as well as resolution as to the specific equipment and/or parts to be leased, as well as pricing. Financing for this transaction is being provided for by the NAB Bank in

Chicago, Illinois.

South China Construction & Development Company
- ----------------------------------------------

       The Company has also entered into a formal letter of intent to form a joint venture with South China Construction & Development Company from the People's Republic of China. The business of the joint venture, which is still being formulated, will be the marketing and distribution of vending machines and the products related to the business. The Company is currently negotiating with
a number of suppliers and investment sources.   The Company expects to enter
into many joint ventures with investors and investment groups in China, similar to the licensing or franchising concept in the United States. The Company intends to initially market soda and soft drink vending machines and products attributed thereto and ultimately enter such other products as food, cigarettes, candy, snacks, beer, etc.

       The joint venture also intends to create a distribution company for the products for these vending machines and ultimately the production of the products. Pursuant to the joint venture agreement, all products sold in the vending machines will be supplied by the joint venture exclusively. The locations where the vending machines will be installed will be superior pedestrian traffic locations such as airports, train stations, bus stations, public buildings, banks, department stores, universities and other government controlled locations. There can be no assurance that the Company will be able to successfully compete in the vending business.

CarroSELL, Inc.
- ---------------

       On December 10, 1995, the Company entered into an Agreement of Purchase and Sale of Stock with CarroSELL, Inc. and Paul Donner, the sole shareholder of CarroSELL, Inc. whereby the Company acquired all of the capital stock of CarroSELL, Inc. in exchange for 500,000 shares of the restricted common stock of the Company. CarroSELL, Inc. will operate as a wholly owned subsidiary of the Company. CarroSELL, Inc. is engaged in the business of advertising on baggage claim carousels. With its proprietary process, CarroSELL, Inc. converts baggage claim carousel panels into moving billboards. The Company agreed to transfer no less than $250,000 to CarroSELL, Inc. on or before June 17, 1996, in order to further the business of CarroSELL, Inc. These funds have been transferred. In addition, Mr. Donner has waived his right to cancel the agreement in the event that public trading of the common stock of the Company did not resume on or before June 17, 1996.

       Mr. Donner has an employment agreement with CarroSELL, Inc., a wholly owned subsidiary of the Company, whereby he is employed as president of CarroSELL, Inc. for a period of five years. Pursuant to this employment agreement, Mr. Donner receives a compensation of $2,000 per month, health, dental and life insurance as well as a leased vehicle and auto insurance. Mr. Donner may terminate the employment agreement upon thirty days notice. CarroSELL, Inc. has also retained Revolving Media Marketing, Inc., which is owned by

Mr. Donner, pursuant to a Business Consultant's Agreement dated December 10, 1995. For a term of five years, Revolving Media provides promotional and marketing services in exchange for $5,000 per month plus 1 1/2% of gross sales. In addition, Revolving Media is eligible to earn options to purchase a maximum of 1,000,000 shares of common stock of the Company based upon net income after-taxes of CarroSELL, Inc. during the next two fiscal years. See Item 11. "Executive Compensation."

Former SEC Filing Delinquency
- -----------------------------

       The Company had been delinquent for several years in making filings with Securities and Exchange Commission as required by the Securities Exchange Act of 1934. The delinquencies predated the re-acquisition by Jamesburg Companies, Inc. of substantial holdings in, and control of, the Company. The Company has filed all delinquent reports with the Securities and Exchange Commission in order to bring the Company current in its reporting obligations to the Securities and Exchange Commission and is now current in such reporting obligations.

Previous Business History
- --------------------------

       The Company was originally formed to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships, or sole proprietorships. On August 22, 1989, the Company acquired all of the assets of Jamesburg Companies, Inc. related to a venture known as Club America in exchange for Six Hundred Twenty-Five Thousand shares of the Common Stock of the Company (as adjusted for two one-for-four reverse stock splits which the Company has effected). The assets acquired by the Company included all trademark applications, all rights to the use of the name Club America, all sales contracts, provider agreements, inventory, royalty agreements and all other assets related to Club America. The Company also assumed a $25,000 obligation of Jamesburg. Jamesburg thereby acquired approximately 88.5% of the Company's common capital stock then outstanding.

       The Company thereby became engaged on a national, direct\multi-level marketing basis in the business of offering the American public a wide range of products and services intended to save money on everyday needs. This business did not succeed due to insufficient funding. In addition Fund America, which was in a similar business with a similar name, was closed down by the Attorneys General in California, Texas and Florida. This made it very difficult to overcome the funding deficit. There was never any affiliation or relationship between Fund America and the Company.

       On November 14, 1991, a merger agreement was agreed to in principle with PlanCapital U.S.A., Inc., a California corporation, whereby the California corporation would be merged in the Company and would take controlling interest of the Company in exchange for all the stock and assets of the California corporation. The agreement was finalized on January 15, 1992, and the Company changed its name from Club America, Inc., to PlanCapital U.S.A., Inc. In connection with the merger, the Company effected one of its two one-for-four reverse stock splits. In connection with the merger, a majority of the Company's debts and accrued interest was converted into capital contribution and/or exchanged for equity in the Company. The Company began selling living trusts and prepaid legal services for individuals and small businesses. The business was not successful because of inadequate financing. Although the merger was not reversed, the assumption of long-term liabilities of the California corporation and acquisition of certain notes receivable and debentures in exchange for the Company's common stock and preferred stock were reversed. The Company has no preferred stock outstanding.

       During the years 1993 and 1994, the Company was not actively engaged in any ongoing business.

       A number of investors in the Company requested that Milton J. Wilpon and members of his family regain control of the Company and attempt to resurrect the Company through the acquisition of other new businesses. Milton J. Wilpon and members of his family felt obligated, especially due to the fact that PlanCapital failed to provide the Company with the additional funding it was supposed to provide. Jamesburg Companies, Inc. provided the funds to go through the process of reviving the Company. It paid legal fees, accounting fees, and settled with creditors, including a tax lien of the Internal Revenue Service. Milton, Ronald and Eugene Wilpon each contributed their time and effort without compensation. It has taken over three years to go through the process. Due to the reputation of the Wilpon family and their ability to put businesses together they were able to negotiate and create the Company as it presently exists. Jamesburg Companies, Inc. anticipates that the funds expended by it on behalf of the Company will eventually lead to an investment that will yield a rate of return in excess of other investment opportunities which have been considered by Jamesburg.

Products and Manufacturing
- --------------------------

       The process utilized by CarroSELL, Inc. to advertise on baggage claim carousels is patented. All other products are non-proprietary. The Company currently has no manufacturing facilities of its own and relies on independent manufacturing firms to produce its products.

Marketing - General
- -------------------

       The Company has discussed distribution and marketing of its products through licensing and/or joint venture agreements with a number of potential distributors. The Company has retained Jamesburg Companies, Inc. ("JCI"), at a cost of $6,000 per month, to complete the initial phase of the operations of the Company. See "Item 13 - Certain Relationships and Related Transactions." The Company has retained Jacman Aircraft, Inc. as a distributor of aircraft parts and equipment for the Company. See "Aircraft Parts and Equipment," above.

Marketing - CarroSELL, Inc.
- ---------------------------

       CarroSELL, Inc., a wholly owned subsidiary of the Company, has retained Revolving Media Marketing, Inc., which is owned by Paul Donner, the president of CarroSELL, Inc., pursuant to a Business Consultant's Agreement dated December 10, 1995. For a term of five years, Revolving Media provides promotional and marketing services. See "Item 11 - Executive Compensation." Revolving Media assisted in the development of the patents and trademarks for CarroSELL, Inc. and helped to establish moving billboards on baggage carousels as a legitimate advertising medium.

       CarroSELL, Inc. has an independent marketing company agreement with Itochu Aviation Co., Ltd., in Japan for exclusive marketing rights in Japan and Hong Kong. CarroSELL will receive 30% of gross receipts. Itochu is the third largest company in the world according to Fortune and Forbes Magazine. CarroSELL has also recently signed an agreement with one of the largest airport advertising companies in the world, TMI of Chicago, Illinois. The contract grants exclusive marketing rights to TMI for national advertising accounts for the U.S.A. TMI currently has the advertising rights for some of the busiest airports in the United States, including those in the cities of Chicago, Newark, Denver, Boston, Dallas\Fort Worth and Atlanta.

Competition - General
- ---------------------

       The Company anticipates substantial competition with respect to all of its current and proposed products. The Company is engaged in fields characterized by extensive research efforts and rapid and significant technological change. There can be no assurance that research or discoveries by others will not render the Company's plans superfluous or its products obsolete. Many of the Company's competitors are well known and established companies with vastly greater capital resources, larger research and development staffs and more extensive marketing capabilities than those of the Company.

Competition - Marketing and Leasing Operations
- ----------------------------------------------

       The markets for aircraft parts and equipment and the leasing thereof are characterized by vigorous competition. See "Business-General." There are hundreds of companies throughout the world which service the industry.

Competition - CarroSELL, Inc.
- -----------------------------

       The market for advertising in passenger travel terminals is characterized by vigorous competition. There are a small number of large companies which control the industry. CarroSELL's method of advertising on the carousels is unique and proprietary. CarroSELL, Inc.'s method of affixing the advertising by replacing the panels of the carousel is patented. See "Patents" below. The Company's patents give it competitive advantages with regard to advertising on the carousels and "snakes." See "Marketing - CarroSELL, Inc." above.

Competition - South China Construction & Development Company
- ------------------------------------------------------------

       Management is not aware of any significant vending machine competition in the People's Republic of China. No assurance can be given that vigorous competition will not develop, or that the proposed joint venture will be successful.

Government Regulation
- ---------------------

       The Company's inventory of aircraft parts and equipment consists of both military and civilian aircraft. The parts are not certified by the Federal Aviation Administration. Management believes military parts are often interchangeable with civilian aircraft parts. A recent Advisory Circular of the Federal Aviation Administration, dated May 24, 1996, provided as follows:

          SURPLUS. Many materials, parts, appliances, and components that have been released as surplus by the military service or by manufacturers may originate from obsolete or overstocked items. Parts obtained from surplus sources may be used, provided it is established that they meet the standards to which they were manufactured, interchangeability with the original part can be established, and they are in compliance with all applicable [Advisory Directives]. Such items, although advertised as "remanufactured," "high quality," "like new," "unused," or "looks good," should be carefully evaluated before they are purchased. The storage time, storage conditions or shelf life of surplus parts and materials are not usually known.

     Foreign operations will be subject to general risks attendant to the conduct of business in foreign countries including unsettled political situations and economies, foreign governmental regulations and fluctuations in currency values. In addition, certain countries in which the Company may operate may maintain exchange controls on repatriation of earnings and capital.

Employees
- ---------

     The Company has retained Jamesburg Companies, Inc., at a cost of $6,000 per month, to complete the initial phase of the leasing and vending operations. See "Item 13 - Certain Relationships and Related Transactions." Jamesburg Companies, Inc. does business as a consulting business. There are currently no full-time employees. Milton, Ronald and Eugene Wilpon contribute their time to the operation of Jamesburg. Jamesburg had revenues of $63,000 in its last fiscal year.

     The Company does not have any other employees. The Company does retain other companies, such as Jacman Aircraft, Inc. and Revolving Media Marketing, Inc. See below. As the need for additional employees develops, employees will be hired. Management is currently providing its services without payroll until such time as the Company recognizes income or funds are otherwise available.

     In connection with the merger of the Company with JCI, Incorporated, the Company agreed to retain Jacman Aircraft, Inc. as a distributor of aircraft parts and equipment for the Company. See "Item 1 - Business - Aircraft Parts and Equipment." Jacman Aircraft has been in the business of retailing aircraft parts for over ten years and employs 28 people other than Mr. Jack Aronowitz.

     Other than Paul Donner, the president of CarroSELL, Inc., CarroSELL, Inc. does not have any employees. CarroSELL, Inc. does retain the services of independent contractors as the need arises from time to time. As the need for additional employees develops, employees will be hired.

Patents
- -------

     The process for obtaining a United States Patent begins with the filing of a patent application in the U.S. Patent and Trademark Office. The patent laws provide that inventions may be patented by the discoverer of the invention. The patent application is examined by a patent examiner who may reject or allow all or some of the claims of the patent application. The United States Patent Office has granted three separate patents for converting baggage carousels to moving billboards. These patents are owned by CarroSELL, Inc., a wholly owned subsidiary of the Company. CarroSELL, Inc. owns foreign patents or applications for these inventions which have either been issued or are pending in most economically important foreign countries. There can be no assurance that any patent that has been or may be granted or obtained by the Company in the future will be enforceable or will provide the Company with meaningful protection from competition.

Item 2.   Properties.
- ------    ----------

     The Company's offices and warehousing facilities are located at the site of the principle offices. They are located on the premises of Jacman Aircraft and are provided rent-free to the Company. The total space available to the Company is approximately 10,000 square feet of storage space and approximately 1,500 square feet of office and administrative space. The arrangement with Jacman Aircraft is month to month. The Company anticipates moving its executive offices to a new location in the near future. The Company also has shared office space available rent-free in New York City (approximately 1,200 square feet) from Eugene L. Wilpon, a director of the Company, as well as in Chicago, Illinois (approximately 1,000 square feet) from a consultant to the Company. See "Item 13
- - Certain Relationships and Related Transactions." These offices are available to the Company whenever necessary to conduct its business, including meetings, telephone conferences and secretarial assistance. Each of these arrangements are on a month-to-month basis. CarroSELL, Inc. also has approximately 500 square feet of administrative space at Dallas Fort Worth Airport in connection with its operations at the airport.

Item 3.   Legal Proceedings.
- ------    -----------------

     Management is not aware of any material litigation pending against the Company, its subsidiary or their properties.

Item 4.   Submission of Matters to a Vote of Security Holders.
- ------    ---------------------------------------------------

     A special meeting of shareholders of record on December 12, 1994, of the Company was held on December 27, 1994, in Chatsworth, California to review, discuss, consider, approve or disapprove the merger agreement with JSA, Incorporated and to approve the change of the name of the Company to Continental Capital Corporation and to approve the second one-for-four reverse split of the common stock of the Company. All items were approved. 524,313 shares (as adjusted for the reverse stock splits) voted in favor of the proposals. No shares voted against the proposals.


                                    PART II


Item 5.   Market for Registrant's Common Equity and Related
- ------    -------------------------------------------------
          Stockholder Matters.
          -------------------

     The Company's Common Stock is not currently being publicly traded. There has been no trading during the two most recent fiscal years nor any subsequent interim period for which financial statements are, or should be, included. There have therefore been no reported quotations for the Company's Common Stock. As of December 18, 1995, there were approximately 270 shareholders of record of the Company's Common Stock.

     The Company has not paid any dividends to its shareholders and has no present intention of changing this policy.

Item 6.   Selected Financial Data.
- ------    -----------------------

     The following selected financial data, insofar as it relates to each of the fiscal years ended October 31, 1993 through 1995, has been derived from annual financial statements including the balance sheets at October 31, 1995 and 1994 and the related statements of operations and shareholder's equity and cash flows for the three fiscal years ended October 31, 1995 and notes thereto appearing elsewhere herein. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                                    SELECTED        FINANCIAL           DATA


                                 Twelve Month     Twelve Month     Twelve Month     Twelve Month     Twelve Month
                                 Period ended     Period ended     Period ended     Period ended     Period ended
                                 Oct. 31, 1995   Oct. 31, 1994    Oct. 31, 1993    Oct. 31, 1992     Oct. 31, 1991
Results of Operations:

Operating Revenues                 $ 61,120.00    $-               $-               $ 307,893.00    $   239,566.00
Income (loss)                      $  5,895.00    $    (800.00)    $    (800.00)    $(306,129.00)   $  (756,575.00)
Income (loss) per share            $-             $-               $-               $      (0.09)   $        (0.06)

Balance Sheet Data:              Oct. 31, 1995   Oct. 31, 1994    Oct. 31, 1993    Oct. 31, 1992    Oct. 31, 1991

Total Assets                       $208,876.00    $-               $-               $-              $    21,124.00
Total Liabilities                  $203,211.00    $ 508,711.00     $ 507,911.00     $ 507,111.00    $ 1,156,426.00
Total SH's Equity (Deficit)        $  5,665.00    $(508,711.00)    $(507,911.00)    $(507,111.00)   $(1,135,302.00)

Item 7.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------


Liquidity and Capital Resources
- -------------------------------

     Management believes that the Company has substantial assets to meet current financial requirements due to the value of the inventory and the line of credit from NAB Bank. For the year ended October 31, 1995, the Company experienced a net increase in cash of $159,052. This increase resulted from receipt of the line of credit financing from NAB Bank in the amount of $175,000 and the sale of common stock for $12,500.

     The Company has begun to recognize revenues from the sale of its inventory of aircraft parts and equipment acquired in March 1995. See "Item 1 - Business - Aircraft Parts and Equipment" and "Results of Operations," below. The Company intends to sell the inventory on hand to generate cash. The Company also expects to recognize revenue from the operations of its subsidiary, CarroSELL, Inc. See below. The officers of the Company are currently donating their time and efforts to the Company. The Company is not labor intensive. The Company also receives free office, storage and other administrative services. See "Item 2 - Properties." The Company has funded its activities through bank lines of credit, advances from its principal shareholders, subordinated debt, the proceeds of its 1989 public offering and sales of its products. The Company currently has a line of credit in the amount of $380,000 from NAB Bank which bears interest at a per annum rate equal to the prime rate of interest as announced by the American National Bank and Trust Company of Chicago plus two percent (2%). As of October 31, 1995, $175,000 had been drawn by the Company from this line of credit. The Company has subsequently drawn down the remaining available balance on this line of credit. Management anticipates that future cash needs will be met out of revenues, the sale of its inventory, through additional loans or other potential revenue and capital resources.

     The Company anticipates that various equipment providers will extend certain credit lines to the Company which will enable it to acquire equipment when needed. The Company intends to conduct its leasing business in cooperation with banks and existing leasing companies on a non-recourse basis until such time as it has sufficient capital to extend its own direct funding. Transactions are completed relatively quickly in the aircraft industry due to the fact that down time of the aircraft is very costly. Therefore C.O.D. sales are quite common.

     The acquisition of CarroSELL, Inc. is expected to generate revenue for the Company as well. See "Item 1 - Business - Marketing - CarroSELL, Inc." The Company agreed to transfer no less than $250,000 to CarroSELL, Inc. on or before June 17, 1996, in order to further the business of CarroSELL, Inc. The Company has already completed this transfer.

     Mr. Paul Donner has an employment agreement with CarroSELL, Inc. whereby he is employed as president of CarroSELL, Inc. for a period of five years. See "Item 11 - Executive Compensation -Employment Agreements." Pursuant to this employment agreement, Mr. Donner receives compensation of $2,000 per month, health, dental and life insurance as well as a leased vehicle and auto insurance. CarroSELL, Inc. has also retained Revolving Media Marketing, Inc. For a term of five years, Revolving Media provides promotional and marketing services in exchange for $5,000 per month plus 1 1/2% of gross sales. Financing is expected to come from revenues of CarroSELL, Inc.

     As of June 28, 1995, the Company entered into a Master Lease Agreement with joint lessees CASC Shanghai and Northern Airlines: Sanya Limited. See "Item 1 - CASC Shanghai and Northern Airlines: Sanya Limited." Shipments will not begin until the agreement is reapproved by new management of the lessees and resolution is reached as to the specific equipment and/or parts to be leased, as well as pricing. Financing for this transaction is being provided by the NAB Bank in Chicago, Illinois.

     The Company has also entered into a formal letter of intent to form a joint venture with South China Construction & Development Company from the People's Republic of China. See "Item 1 - Business - South China Construction & Development Company." The Company is currently negotiating with a number of suppliers and investment sources. The Company expects to enter into many joint ventures with investors and investment groups in China, similar to the licensing or franchising concept in the United States. Funding for these joint ventures is expected to come from joint venture partners.

Results of Operations
- ---------------------

     The Company has recently entered into the business of marketing and leasing various types of equipment, mainly in the transportation industry. Effective March 31, 1995, the Company through a merger with J.S.A., Incorporated, a California corporation ("JSA") acquired aircraft parts and equipment which have an agreed value of $8,950,851.00. See "Item 1 - Business - Aircraft Parts and Equipment." The sale of a portion of the acquired inventory resulted in revenues for the Company which had been inactive for several years.

     The Company realized revenue of $61,120 for the year ended October 31, 1996, as compared with $0 for 1994. These revenues consisted mainly of the sale of aircraft parts and equipment in addition to an isolated brokerage transaction which produced $8,638 in brokerage income. See "Note 6 to Financial Statements." The Company's results of operations reflect net income of $5,895 (or $.OO per share) for the year ended October 31, 1995, compared to a net loss of $800 (or $.00 per share) for the same period in 1994.

     Costs and expenses for 1995 totaled $55,225 ($.01 per share) compared to $800 for 1994. These costs and expenses were primarily comprised of selling, general and administrative expenses in the amount of $34,341 and management services of $6,000 incurred in connection with the resumption of operations and rent in the amount of $14,000.

     Management is not aware of any known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenue or income from continuing operations. The Company does not know of any events that will cause a material change in the relationship between costs and revenues.

Inflation
- ---------

     The Company has limited experience with respect to the effect of inflation on its business. However, the different industries in which the Company is engaged are well developed and, based on management's understanding of each industry experience, it believes that inflation will not have a significant impact on the results of the Company's operations in the future.

Item 8.   Financial Statements and Supplementary Data.
- ------    -------------------------------------------

     The financial statements required by this item are set forth as indicated in Item 14(a)(i).

Item 9.   Changes in and Disagreements With Accountants on Accounting
- ------    -----------------------------------------------------------
          and Financial Disclosure.
          ------------------------

          NONE.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.
- -------   --------------------------------------------------

     The present directors and executive officers of the Company are listed below, together with brief accounts of their experience and certain other information.



                                                         Year First
Name                  Age              Office              Elected
- -------------------   ---   ----------------------------   -------

Milton J. Wilpon       65   Chairman of the Board             1994
                            Chief Executive Officer           1994

Ronald L. Wilpon       37   Director                          1989
                            Treasurer                         1994

Eugene L. Wilpon       65   Director                          1989
                            Secretary                         1994

Paul Donner            40   President of CarroSELL, Inc.      1995



     All officers, except Mr. Donner, serve at the pleasure of the

Board. Mr. Donner has an employment agreement with CarroSELL, Inc., and Revolving Media Marketing, Inc. (which he owns) has a consultant's agreement with CarroSELL, Inc. See "Item 11 - Executive Compensation." Ronald L. Wilpon is the son of Milton J. Wilpon. Eugene L. Wilpon is a first cousin of Milton J. Wilpon. See "Item 13 - Certain Relationships and Related Transactions." Directors serve until the next annual meeting of shareholders and until their respective successors are elected and qualified.

Business Experience of Directors and Executive Officers
- -------------------------------------------------------

     Milton J. Wilpon has been Chairman of the Board of Directors and Chief
     ----------------
Executive Officer of the Company since October 1994. From 1989 to 1992, he served in the same capacities. At the time of the Company's merger with PlanCapital in 1992, Mr. Wilpon resigned from the Company. Mr. Wilpon worked as a consultant for the Company from 1992 through 1994. He has been a consultant for Jamesburg Companies, Inc. from 1989 to present.

     Ronald L. Wilpon has been a Director of the Company since 1989.  He was
     ----------------
president of the Company from 1989 to 1994. He has worked only part-time for the Company since 1992. Since 1992 he has worked with Eugene L. Wilpon in various business ventures. He has been Treasurer of the Company since October 1994. He received a bachelors degree in finance from the University of Hawaii in 1982. Ronald L. Wilpon is the son of Milton J. Wilpon and a second cousin of Eugene L. Wilpon, a director of the Company.

     Eugene L. Wilpon has been a Director of the Company since 1989 and the
     ----------------
Secretary of the Company since October 1984. He has been self-employed as a tax professional for over thirty years. He is admitted to the practice of law in
the States of New York and Florida.   He is also a licensed C.P.A. in Florida.
Mr. Wilpon has taught Tax Law at New York University and served two terms as President of the Lawyers' and Accountants' Society of New York. He also is part owner of a restaurant, Ess-A-Bagel, Inc. He is a first cousin of Milton J. Wilpon and second cousin of Ronald L. Wilpon

     Paul Donner is the president and a director of CarroSELL, Inc., a wholly
     -----------
owned subsidiary of the Company. See "Item 1 - Business - CarroSELL, Inc." He has been President of Revolving Media Marketing, Inc. since 1991. Revolving Media assisted in the development of the patents and trademarks for CarroSELL, Inc. and helped to establish moving billboards on baggage carousels as a legitimate advertising medium. From 1989 to 1992, Mr. Donner served as president of NeuroSync, Inc. which was engaged in the development and marketing of consumer electronic products through catalogs. From 1984 to 1989 he served as President of Paradigms for Excellence, a company engaged in the design and marketing of corporate training programs for businesses implementing changes.


Item 11.  Executive Compensation.
- -------   ----------------------

     For the fiscal year ended October 31, 1995, all executive officers of the Company as a group, including Jamesburg Companies,

Inc. (5 persons), had aggregate cash compensation of approximately $16,000. The Company has retained Jamesburg Companies, Inc., at a cost of $6,000 per month, to complete the initial phase of the leasing and vending operations. See "Item 13 - Certain Relationships and Related Transactions."

Employment Agreements
- ---------------------

     Mr. Donner, on December 10, 1995, entered into an employment agreement with CarroSELL, Inc., a wholly owned subsidiary of the Company whereby he is employed as president of CarroSELL, Inc. for a period of five years. Pursuant to this employment agreement, Mr. Donner receives a compensation of $2,000 per month, health, dental and life insurance as well as a leased vehicle and auto insurance. Mr. Donner may terminate the employment agreement upon thirty days notice. CarroSELL, Inc. has also retained Revolving Media Marketing, Inc., which is owned by Mr. Donner, pursuant to a Business Consultant's Agreement dated December 10, 1995. For a term of five years, Revolving Media provides promotional and marketing services in exchange for $5,000 per month plus 1 1/2% of gross sales. In addition, Mr. Donner is eligible to earn options to purchase a maximum of 1,000,000 shares of common stock of the Company based upon annual net income after-taxes of CarroSELL, Inc. during the next two fiscal years according to the following formula:


 Net Income of        Number of Shares      Exercise Price
 CarroSELL, Inc.      Subject to Option   Per Share of Stock
- ------------------    -----------------   ------------------
   $1,000,000             100,000                $2.00

   $2,000,000             200,000                $1.75

   $3,000,000             200,000                $1.50

   $4,000,000             200,000                $1.25

   $5,000,000             300,000                $1.00

     Any options granted based upon sales during the first fiscal year of the agreement will not be available for grant during the second year. Any options granted will be exercisable for a period of two years following the date of grant.

     The Company does not have employment agreements with any of its other officers or directors. Competitive compensation and incentive programs will be instituted when operations achieve a profitable performance acceptable to the Company's Board of Directors. Directors who are not salaried employees of the Company are compensated at the rate of $250 for each Board meeting attended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
- -------   --------------------------------------------------------------

     The following table sets forth, as of December 18, 1995, certain information concerning the ownership of shares of the Company's Common Stock by persons owning more than 5% of the outstanding shares of the Common Stock and the Directors of the Company and by Directors and Officers as a group.


 Name and Address                                          Percentage of
of Beneficial Owner                 Shares Owned         Outstanding Shares
- -------------------                 ------------         ------------------
Jamesburg Companies, Inc.           4,655,109 (1)             51.72%
225 Broadway Suite 1008
New York, NY  10007

Milton J. Wilpon                            0                  0.00%
23814 Strathern Street
West Hills, California 91304

Ronald L. Wilpon                       92,188 (2)              1.02%
7 Hallo Street
Edison, New Jersey

Eugene L. Wilpon                       93,750 (3)              1.04%
225 Broadway
New York, NY

Paul Donner                                 0 (4) (5)          0.00%
315 First Street
Suite U-190
Encinitas, CA 92024

J & T Aronowitz Family Trust        1,700,000 (6)             18.89%
8950 Fulbright
Chatsworth, California 91311

Jamesburg Companies, Inc.           4,841,047 (1-6)           53.79%
and all directors and
officers as a group
     (5 persons)

     (1) Ronald L. Wilpon, Milton J. Wilpon and Eugene L. Wilpon may be deemed to have shared voting power with respect to the Company's Common Stock owned by JCI. See "Item 13 - Certain Relationships and Related Transactions."

     (2) Does not include 12,500 shares owned by Ronald L. Wilpon's daughter as to which shares Ronald L. Wilpon disclaims any beneficial interest.

     (3) 93,750 shares are owned by Eugene L. Wilpon's wife.

     (4) Paul Donner is the President of CarroSELL, Inc., a wholly owned subsidiary of the Company.

     (5) Does not include options which will be issuable to Mr. Donner in the event that net income of CarroSELL, Inc. exceeds $1,000,000 in either or both of the next fiscal years. See Item 11. "Executive Compensation."

     (6) The Aronowitz Family Trust has "piggyback" registration rights for these shares.

     Jamesburg may be deemed a "parent" or "promoter" of the Company under the Securities Act of 1933. Milton J. Wilpon, Eugene L. Wilpon and Ronald L. Wilpon may be deemed a "parent" of JCI and therefore a "parent" of the Company under the Securities Act of 1933. See Item 10 "Directors and Executive Officers of the Registrant" and "Item 13 - Certain Relationships and Related Transactions."


Item 13.  Certain Relationships and Related Transactions.
- -------   ----------------------------------------------

     Effective August 22, 1989, the Company sold Six Hundred Twenty-Five Thousand (625,000) shares of the Common Stock of the Company (as adjusted for two separate one-for-four reverse stock splits which the Company has effected) to Jamesburg Companies, Inc. in exchange for all of the assets of Jamesburg related to its use of the name Club America and all the assets related to the Club America business. The Company assumed a $25,000 obligation of Jamesburg. Jamesburg thereby acquired 88.5% of the Company's Common Stock. Jamesburg's nominees were elected as Directors of the Company in August 1989. Management of Jamesburg had no relationship with, and had not engaged in any transactions with, the Company prior to Jamesburg's purchase of the Company's shares. There were no board members in common at that time. Milton J. Wilpon, Ronald L. Wilpon and Eugene L. Wilpon were directors of Jamesburg at the time of the
transaction.   The purpose of the transaction was to provide a business
opportunity for the Company. The Company believes that the consideration for the shares was as favorable as could be obtained from other companies with which the Company was negotiating at the time. No independent valuation was established.

     Jamesburg Companies, Inc. has loaned the Company funds for operations from time to time on an unsecured basis without interest. The purpose of these loans was to allow the Company to continue its operations. Pursuant to an exemption under Regulation D, a total indebtedness of $92,145 was converted into 4,703,691 shares of the common stock of the Company in March 1995 (or approximately $.02 per share). The Company has also retained Jamesburg Companies, Inc., at a cost of $6,000 per month, to complete the initial phase of the leasing and vending operations. Jamesburg Companies, Inc. is owned by The Jamesburg Trust. Milton J. Wilpon, Ronald L. Wilpon and Eugene L. Wilpon, directors of the Company, are each trustees of The Jamesburg Trust. Ronald L. Wilpon is a 40% beneficiary of The Jamesburg Trust. Milton J. Wilpon, the Company's President, is a director of JCI. Ronald L. Wilpon is the President and a Director of JCI. Eugene L. Wilpon is Vice President and a Director of JCI.

     In March 1995, William Gruits transferred certain contractual rights and residual rights valued at $25,500 to the Company in exchange for 850,000 shares of the common stock of the Company (or $.03 per share). The Company also sold 415,000 shares of the common stock of the Company to the Alan Stern Group in exchange for $12,500 (or $.03 per share). These offerings were made pursuant to exemptions provided by Regulation D.

     Ronald L. Wilpon was employed as President of the Company in August 1989. He has been Treasurer of the Company since October 1994. He does not presently draw a salary from the Company. He is the son of Milton J. Wilpon, Chairman of the Company's Board of Directors.

     Eugene L. Wilpon has been a Director of the Company since August 1989. He has been Secretary of the Company since October 1994. He does not presently draw a salary from the Company. He is a first cousin of Milton J. Wilpon.

     Effective March 31, 1995, the Company merged with J.S.A., Incorporated, a California corporation ("JSA"). As a result of the merger the Company acquired certain of the assets of JSA in exchange for 1,700,000 shares of the common stock of the Company. Management of JSA had no relationship with, and had not engaged in any transactions with, the Company prior to the acquisition. There were no board members in common. The purpose of the transaction was to provide a business opportunity for the Company. The Company believes that the consideration for the shares was as favorable as could be obtained from other companies with which the Company was negotiating at the time. No independent valuation (other than the value of the inventory) was established. The stock acquired by JSA's former shareholder has certain "piggyback" registration rights. The assets acquired by the Company consist of aircraft parts and equipment which have an agreed value of $8,950,851.00 (which is 62% of the list prices quoted in the inventory list provided by JSA). In connection with the merger, the Company agreed to retain Jacman Aircraft, Inc. as the exclusive distributor of all aircraft parts and equipment for the Company. Jacman Aircraft, Inc. was entitled to the first $60,000 of the net sales price received by the Company for the inventory. Jacman also receives a 20% sales commission (5% if the sale is not made by Jacman). This agreement has been amended to provide for a non-exclusive arrangement. Jacman Aircraft is a California based aircraft parts and equipment marketing firm. JSA, Jacman Aircraft, Inc. and the Aronowitz Family Trust are all affiliated entities. Mr. Jack Aronowitz is the chief executive officer of Jacman Aircraft, Inc. Mr. Aronowitz and his family are the beneficiaries of the Aronowitz Family Trust which was the sole shareholder of JSA. Mr. Aronowitz had been the chief executive officer of JSA prior to the merger.

     On December 10, 1995, the Company entered into an Agreement of Purchase and Sale of Stock with CarroSELL, Inc. and Paul Donner, the sole shareholder of CarroSELL, Inc. whereby the Company acquired all of the capital stock of CarroSELL, Inc. in exchange for 500,000 shares of the restricted common stock of the Company.

CarroSELL, Inc. will operate as a wholly owned subsidiary of the Company. CarroSELL, Inc. is engaged in the business of advertising on baggage claim carousels. With its proprietary process, CarroSELL, Inc. converts baggage claim carousel panels into moving billboards. The Company agreed to transfer no less than $250,000 to CarroSELL, Inc. on or before June 17, 1996, in order to further the business of CarroSELL, Inc. These funds have been transferred. In addition, Mr. Donner has waived his right to cancel the agreement in the event that public trading of the common stock of the Company did not resume on or before June 17, 1996.

     Mr. Donner has an employment agreement with CarroSELL, Inc., a wholly owned subsidiary of the Company whereby he is employed as president of CarroSELL, Inc. for a period of five years. Pursuant to this employment agreement, Mr. Donner receives compensation of $2,000 per month, health, dental and life insurance as well as a leased vehicle and auto insurance. Mr. Donner may terminate the employment agreement upon thirty days notice. CarroSELL, Inc. has also retained Revolving Media Marketing, Inc., which is owned by Mr. Donner, pursuant to a Business Consultant's Agreement dated December 10, 1995. For a term of five years, Revolving Media provides promotional and marketing services in exchange for $5,000 per month plus 1 1/2% of gross sales. In addition, Revolving Media is eligible to earn options to purchase a maximum of 1,000,000 shares of common stock of the Company based upon net income after-taxes of CarroSELL, Inc. during the next two fiscal years. See Item 11. "Executive Compensation."

     Milton J. Wilpon, the Company's President, has personally guarantied any liabilities of the Company in excess of $50,000 which exist as of October 31, 1995 and are not reflected on the balance sheet of the Company as of that date. Management is unaware of any liabilities which are not reflected on the Company's balance sheet.

     The Company currently has a line of credit in the amount of $380,000. Milton J. Wilpon and Eugene L. Wilpon, directors of the Company, are guarantors on this secured line of credit.

     Management of the Company believes that all transactions as described above have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- -------   ----------------------------------------------------------------


     (a)  Documents Filed with Report:
          ---------------------------

          1.   Financial Statements and Financial Statement Schedules.

               The Financial Statements and Financial Statement Schedules listed in the accompanying Index to Financial Statements are filed as part of this report.

          2.   Exhibits.

               The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

     (b)  Reports on Form 8-K:
          -------------------

          NONE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONTINENTAL CAPITAL CORPORATION



Date: August 26, 1996           By:__________________________________
                                   Milton J. Wilpon, President,
                                   Principal Executive Officer and
                                   Chairman of the Board



Date: August 26, 1996           By:_____________________________________
                                   Ronald L. Wilpon, Principal Financial
                                   and Accounting Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: August 26, 1996           By:__________________________________
                                   Milton J. Wilpon, President,
                                   Principal Executive Officer and
                                   Chairman of the Board



Date: August 26, 1996           By:______________________________________
                                   Ronald L. Wilpon, Principal Financial
                                   and Accounting Officer and Director



Date: August 26, 1996           By:_________________________________
                                   Eugene L. Wilpon, Director


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

     No annual report or proxy material has been sent to security holders.

                        CONTINENTAL CAPITAL CORPORATION
                        -------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                   ------------------------------------------


Financial Statements                                         Page
- --------------------                                         ----

Independent Auditor's Report                                 F-1

Balance Sheets - as of October 31, 1995 and 1994             F-2

Statements of Operations for the Years
 Ended October 31, 1995, 1994 and 1993                       F-3

Statements of Shareholders' Equity (Deficiency) for the
 Years Ended October 31, 1995, 1994 and 1993                 F-4

Statements of Cash Flows for the Years Ended
 October 31, 1995, 1994 and 1993                             F-5

Notes to Financial Statements                                F-6

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Continental Capital Corporation


I have audited the accompanying balance sheets of Continental Capital Corporation, as of October 31, 1995 and 1994, and the related statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Capital Corporation as of October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.


JON H. KLINE, C.P.A., P.C.

Rochester Hills, Michigan
December 20, 1995 except for the second paragraph of
  Note 9, as to which the date is June 7, 1996

                        CONTINENTAL CAPITAL CORPORATION

                                 BALANCE SHEETS

                           OCTOBER 31, 1995 AND 1994


                                                                          1995           1994
                                                                          ----           ----
                              ASSETS
                              ------

Current Assets:
 Cash on hand and in bank                                             $   159,052    $         -
 Inventory                                                                 49,824              -
                                                                      -----------    -----------

    Total current assets                                                  208,876              -
                                                                      -----------    -----------

    Total assets                                                      $   208,876    $         -
                                                                      ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
- -------------------------------------------------

Current Liabilities:
 Line of credit financing                                             $   175,000    $        -
 Accounts payable and accrued expenses                                     28,211        125,545
 Loans payable, shareholders                                                    -        383,166
                                                                      -----------    -----------

    Total current liabilities                                             203,211        508,711
                                                                      -----------    -----------
Commitments and Other Matters

Shareholders' Equity (Deficiency) (Notes 1 and 3):
 Preferred stock, no par value; authorized 2,000 shares Series A
   and 1,00 shares Series B; none issued                                        -              -
 Common stock, $.001 par value; authorized 100,000,000 shares
   issued and outstanding 8,500,000 in 1995 and 831,309 in 1994             8,500            831
 Additional paid-in capital                                             1,811,546      1,310,734
 Deficit                                                               (1,814,381)    (1,820,276)
                                                                      -----------    -----------
    Total shareholders' equity (deficiency)                                 5,665       (508,711)
                                                                      -----------    -----------

    Total liabilities and shareholders' equity                        $   208,876    $         -
                                                                      ===========    ===========

                    See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                         1995              1994             1993
                                                         ----              ----             ----
Revenues:
 Sales of aircraft parts and equipment                $   52,482         $      -         $      -
 Brokerage income                                          8,638                -                -
                                                      ----------         --------         --------

    Total revenues                                        61,120                -                -
                                                      ----------         --------         --------
Costs and Expenses:
 Cost of sales                                               176                -                -
 Selling, general and administrative                      34,341                -                -
 Management services                                       6,200              800              800
 Rent                                                     14,000                -                -
 Interest                                                    508                -                -
                                                      ----------         --------         --------

    Total costs and expenses                              55,225              800              800
                                                      ----------         --------         --------

Income (Loss) before Income Taxes                          5,895             (800)            (800)

Provision for Income Taxes                                     -                -                -
                                                      ----------         --------         --------

Net Income (Loss)                                     $    5,895         $   (800)        $   (800)
                                                      ==========         ========         ========

Earnings (Loss) per Common Share                      $       (-)        $     (-)              (-)
                                                      ==========         ========         ========

Weighted Average Number of Common
 Shares                                                5,912,501          831,309          831,309
                                                      ==========         ========         ========


                        CONTINENTAL CAPITAL CORPORATION

                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                        Common Stock
                                                                     -------------------
                                                                                              Paid-in
                                                                     Shares       Amount      Capital       Deficit         Total
                                                                     ------       ------      -------       -------         -----
Balance, November 1, 1992                                            3,325,002    $ 3,325    $1,308,240   $(1,818,676)    $(507,111)

  One-for-four reverse split of common stock declared 1/31/95       (2,493,693)    (2,494)        2,494             -             -
                                                                    ----------    -------    ----------   -----------     ---------

Balance, November 1, 1992, as adjusted                                 831,309        831     1,310,734    (1,818,676)     (507,911)

Year Ended October 31, 1993
 Net (loss)                                                                  -          -             -          (800)         (800)
                                                                    ----------    -------    ----------   -----------     ---------

Balance, October 31, 1993                                              831,309        831     1,310,734    (1,819,476)     (507,911)

Year Ended October 31, 1994
 Net (loss)                                                                  -          -             -          (800)         (800)
                                                                    ----------    -------    ----------   -----------     ---------

Balance, October 31, 1994                                              831,309        831     1,310,734    (1,820,276)     (508,711)

Year ended October 31, 1995
 Issuance of common stock for:
   Inventory                                                         1,700,000      1,700        48,300             -        50,000
   Cash                                                                415,000        415        12,085             -        12,500
   Contractual rights                                                  850,000        850        24,650             -        25,000
   Forgiveness of debt, net                                          4,703,691      4,704       395,577             -       400,281
 Credit arising from contributed management services
   and rent                                                                  -          -        20,200             -        20,200
 Net income                                                                  -          -             -         5,895         5,895
                                                                    ----------    -------    ----------   -----------     ---------

Balance, October 1, 1995                                             8,500,000    $ 8,500    $1,811,546   $(1,814,381)    $   5,665
                                                                    ==========    =======    ==========   ===========     =========

                      See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                        1995             1994           1993
                                                                       ------           ------         ------
Cash Flows from Operating Activities:
 Net income (loss)                                                    $  5,895          $(800)         $(800)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Contributed management services and rent                            20,200              -              -
    Increase (decrease) in accounts payable and accrued
      liabilities                                                      (54,719)           800            800
    Decrease in inventory                                                  176              -              -
                                                                      --------          -----          -----
 Net cash provided by (used in) operating activities                   (28,448)             -              -
                                                                      --------          -----          -----
Cash Flows from Financing Activities:
 Proceeds from line of credit financing                                175,000              -              -
 Proceeds from issuance of common stock                                 12,500              -              -
                                                                      --------          -----          -----
 Net cash provided by financing activities                             187,500              -              -
                                                                      --------          -----          -----

Net Increase in Cash                                                   159,052              -              -

Cash at Beginning of Period                                                  -              -              -
                                                                      --------          -----          -----

Cash at End of Period                                                 $159,052          $   -          $   -
                                                                      ========          =====          =====

Supplemental Cash Flow Information:
 Cash paid during the year for interest                               $    508
                                                                      ========
 Non-cash financing and investing transactions:
   Acquisition of inventory by issuance of common stock               $ 50,000
                                                                      ========

   Transfer of certain contractual rights and residual rights in
     exchange for common stock                                        $ 25,500
                                                                      ========

                      See notes to financial statements.

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993



   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

            Inventory

              Inventory is comprised of aircraft parts and equipment, and is stated at the lower of cost or market. Cost is determined using principally the average method, based upon the allocated historical cost of the corporation from who the Company acquired the aircraft parts and equipment (see Note 2).

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Revenue Recognition

              The Company recognizes revenue on the sale of aircraft parts and equipment of the time such goods are shipped.

            Earnings (Loss) Per Common Share

              Earnings (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Retroactive application has been given to the on-for-four reverse stock split effected in January 1995.


   NOTE 2.  BUSINESS ACQUISITION

            Effective March 31, 1995, the Company merged with J.S.A., Incorporated, a California corporation ("JSA"). As a result of the merger, the Company acquired certain of the assets of JSA, which consisted of aircraft parts and equipment, in exchange for the issuance of 1,700,000 shares of the Company's common stock. In accordance with the terms of the agreement, the aircraft parts and equipment had an agreed value of approximately $8,950,000. In connection with the merger, the Company agreed to retain Jacman Aircraft, Inc. ("Jacman"), a California based aircraft parts and equipment marketing firm which is affiliated with the former shareholder, as the exclusive distributor of all aircraft parts and equipment for the Company.

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


   NOTE 3.  LINE OF CREDIT FINANCING

            The Company entered into a borrowing arrangement with NAB Bank, Darien, Illinois. The line authorized for $200,000 has been drawn on in the amount of $175,000 as of October 31, 1995. The loan is unsecured and provides for interest 10.75%. Subsequent to October 31, 1995 this line of credit was increased to $475,000.

            This line of credit expires in August, 1996 and is renewable annually.

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


   NOTE 4.  COMMITMENTS AND OTHER MATTERS

            As of June 28, 1995, the Company entered into a Master Lease Agreement with joint lessees CASC Shanghai and Northern Airlines:
            Sanya Limited. The term of the Master Lease commences on the shipping date of the initial amount of equipment and shall continue for a period of five years with a total of $5,000,000 in aircraft parts and equipment. Delivery of equipment under this lease is expected to begin in early 1996. Financing for this transaction is being provided by NAB Bank in Chicago, Illinois.


   NOTE 5.  COMMON STOCK TRANSACTIONS

            In March 1995, the Company issued 850,000 shares of common stock in exchange for the transfer of certain contractual rights and residual rights valued at $25,500.

            The Company also sold 415,000 shares of common stock in exchange for $12,500 in March 1995.

            In March 1995, indebtedness of $92,145 owing to JCI was converted into 4,703,691 shares of common stock (see Note 6). Additionally, loans payable, shareholders of $383,166 which arose in prior years, and certain other accounts payable and accrued expenses which arose in prior years, net of an adjustment of $75,030, were forgiven during the year ended October 31, 1995. This forgiveness of debt has been recorded as an addition to paid-in capital.

            On January 31, 1995, the Board of Directors of the Company approved a one-for-four reverse stock split of the outstanding common stock, which results in 831,309 shares of common stock outstanding. Retroactive effect has been given to this reverse stock split in the accompanying financial statements.


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


   NOTE 7.  RELATED PARTY TRANSACTIONS

            The Company has retained Jamesburg Companies, Inc. ("JCI"), the major shareholder of the Company, to complete the initial phase of the leasing and vending operations at a cost of $6,000 per month. Fees paid to JCI during fiscal 1995 amounted to $10,200.

            From time to time, JCI has loaned the Company funds for operations on an unsecured basis without interest. In March 1995, indebtedness of $92,145 owing to JCI was converted into 4,703,691 shares of common stock.

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


   NOTE 7.  RELATED PARTY TRANSACTIONS

            Management of the Company, who are also stockholders and directors, has been providing its services without compensation until such time as the Company recognized income or funds are otherwise available. However, the Company has recognized the estimated value of the services performed by management without compensation to be approximately $6,200 and has charged this amount to expense, with a corresponding credit to Paid-In-Capital.

            The Company's principal offices and warehousing facilities are located in the premises of Jacman Aircraft (see Note 2) on a month-to-month arrangement, and are provided rent free. The Company also has shared office space available in New York, which is provided rent free from a director/shareholder of the Company. The Company has recognized the estimated value of the rent provided by these related parties without cost to be approximately $14,000, and has charged this amount to expense, with a corresponding credit to Paid-In Capital.


   NOTE 8.  INCOME TAXES

            The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

            No provision or benefit for income taxes has been recognized for 1995, 1994 or 1993 because of the utilization of net operating loss carryforwards or the losses incurred.

            As of October 31, 1995, the Company had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $1,700,000, which expire in varying amount through 2010.

            The Company has not recognized any benefit of such net operating loss carryforwards in the accompanying financial statements in accordance with the provisions of SFAS No. 109, as the realization of this deferred tax benefit is not more than likely. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax asset. The Company's net deferred tax asset position is composed primarily of the Company's tax loss carryforwards.


   NOTE 9.  SUBSEQUENT EVENTS

            On December 10, 1995, the Company entered into an Agreement of Purchase and Sale of Stock with CarroSELL, Inc. and its sole shareholder whereby the Company acquired all of the capital stock of CarroSELL in exchange for 500,000 shares of the Company's common stock. CarroSELL is engaged in the business of advertising on baggage claim carousels, and with its proprietary process, converts baggage claim carousel panels into moving billboards. The Company agreed to transfer $250,000 to CarroSELL on or before June 17, 1996 to further its business. In the event that public trading of the Company's common stock had not resumed or the $250,000 was not transferred by June 17, 1996, the former shareholder had the option to cancel the agreement.

            The required transfer of $250,000 has been subsequently completed. On June 7, 1996, this agreement to purchase CarroSELL, Inc. was amended to eliminate the requirement of public trading by June 17, 1996 in exchange for the Company's agreeing to issue to the original owner of CarroSELL, Inc. an additional 250,000 shares of the Company's common stock.

                        CONTINENTAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


   NOTE 9.  SUBSEQUENT EVENTS

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

                        CONTINENTAL CAPITAL CORPORATION
                                   FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                OCTOBER 31, 1995


INDEX TO EXHIBITS
- -----------------

(3)       Article of Incorporation and Bylaws

3.1       Articles of Incorporation of Registrant (i)

3.2 Certificate of Amendment to Articles of Incorporation of Registrant, filed September 12, 1989. (i)

3.3 Certificate of Amendment to Articles of Incorporation of Registrant filed April 13, 1992 (i)

3.4       Certificate of Determination of Preferred Stock filed April 30, 1992.
          (i)

3.5 Certificate of Amendment to Articles of Incorporation of Registrant filed November 3, 1994 (i)

3.6       By-laws of Registrant. (i)

3.7       Articles of Incorporation of CarroSELL, Inc. (i)

(10)      Material Contracts

10.1 Master Lease Agreement dated as of the 28/th/ day of June, 1995, Registrant and CASC Shanghai and Northern Airlines: Sanya Limited. (i)

10.2 Agreement and Plan of Merger dated as of January 10, 1995, among Registrant, Milton Wilpon, J.S.A., Incorporated, a California corporation, Jack Aronowitz and the Aronowitz Family Trust. (i)

10.3 Exclusive Distribution Agreement dated as of January 10, 1995, between Registrant and Jacman Aircraft, Inc. covering all aircraft parts and equipment owned by the Company. (i)

10.4 Agreement of Purchase and Sale of Stock among Registrant CarroSELL, Inc. and Paul Donner dated as of December 10, 1995. (i)

10.5 Employment Agreement between Registrant, CarroSELL, Inc. and Paul Donner dated as of December 10, 1995. (i)

10.6 Business Consultant's Agreement between CarroSELL, Inc. and Revolving Media Marketing, Inc. dated December 10, 1995. (i)

10.7 Agreement to Purchase and Transfer Stock dated the 24/th/ day of August 1994 by and between the Company, Atlantic Funding, Limited and AtlanticRe Limited. (i)

10.8 Compromise and Settlement of Claims between the Company and certain persons solicited by prior management of the Company dated April, 1994.
         (i)

10.9 Letter of Intent to Form a Joint Venture between the Company and Baker Huang Corporation (South China Construction & Development Company) dated August 25, 1995. (i)

10.10 Independent Marketing Company Agreement dated March 1, 1994, between Revolving Media and Itochu Aviation Co., Ltd. (i)

10.11 Assignment of Patents dated November 25, 1995 from Revolving Media, Limited to CarroSELL, Inc. (i)

10.12 Amendment to Agreement and Plan of Merger among Registrant, Milton Wilpon, J.S.A., Incorporated, Jack Aronowitz and the Aronowitz Family Trust Dated April 30, 1993, dated as of March 23, 1995. (p. __)

10.13 Amendment to Agreement and Plan of Merger among Registrant, Milton Wilpon, J.S.A. Incorporated, Jack Aronowitz, The Aronowitz Family Trust Dated April 30, 1993, dated as of May 7, 1996. (p. __)

10.14 Amendment to Exclusive Distribution Agreement between Registrant and Jacman Aircraft, Inc., dated as of May 7, 1996. (p. __)

10.15 Independent Marketing and Sales Representative Agreement between CarroSELL, Inc. and Transportation Media Inc. (TMI). (p. __)

10.16 Letter Agreement between Registrant and Paul Donner dated June 7, 1996. (p. __)

10.17 Secured Note/Adjustable Rate executed by the Company on June 6, 1996. (p. __).

10.18 Security Agreement between Registrant and NAB Bank dated June 6, 1996. (p. __).

24.1     Consent of experts and counsel

         See response to Item 14(a)(i),Financial Statements

(i) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File No. 33-22426-D, for the Fiscal Year ended October 31, 1995.