Form 10-Q
period 1996-07-31
CONTINENTAL CAPITAL CORP /CA
filed 1996-10-08
CIK 27894

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended                     July 31, 1996
                     ------------------------------------------------------

Commission File Number                   33-22426-D
                      -----------------------------------------------------

                        Continental Capital Corporation
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Colorado                                  95-4047540
------------------------------------       --------------------------------
(State of jurisdiction of incorporation             (I.R.S. Employer
or organization                                  Identification Number)

8950 Fullbright Avenue, Chatsworth, California              91311
---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (818) 886-0008
---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

             Common stock $.001 Par Value - 9,250,000 Shares as of
-----------------------------------------------------------------------------

                                October 1, 1996
-----------------------------------------------------------------------------



                        The Exhibit Index is on Page 13.
                        This document contains 14 pages.

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY


                                     INDEX
                                     -----

                                                                                PAGE
                                                                                ----
PART I. FINANCIAL INFORMATION
------- ---------------------


Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of July 31, 1996 and October 31, 1995     3

         Consolidated Statements of Operations for the Nine Months and
          Three Months Ended July 31, 1996 and 1995                               4

         Consolidated Statements of Cash Flows for the Nine Months Ended
          July 31, 1996 and 1995                                                  5

         Notes to Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  11-12


PART II. OTHER INFORMATION
-------- -----------------


Item 6.  Exhibits and Reports on Form 8-K                                        13

         SIGNATURES                                                              14

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)




                                                                        July 31,     October 31,
                               ASSETS                                     1996           1995
                               ------                                 ------------   ------------
Current Assets:
 Cash on hand and in bank                                             $   135,629    $   159,052
 Inventory                                                                 49,742         49,824
                                                                      -----------    -----------
    Total current assets                                                  185,371        208,876

Cost in Excess of Net Assets of Business Acquired                         600,000              -
                                                                      -----------    -----------
    Total assets                                                      $   785,371    $   208,876
                                                                      ===========    ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current Liabilities:
 Line of credit financing                                             $   380,000    $   175,000
 Accounts payable and accrued expenses                                     28,211         28,211
                                                                      -----------    -----------
    Total current liabilities                                             408,211        203,211
                                                                      -----------    -----------
Commitments and Other Matters                                                   -              -

Shareholders' Equity:
 Preferred stock, no par value; authorized 2,000 shares Series A
   and 1,000 shares Series B; none issued                                       -              -
 Common stock, $.001 par value; authorized 100,000,000
    shares issued and outstanding 9,250,000 shares in 1996 and
    8,500,000 in 1995                                                       9,250          8,500
 Additional paid-in capital                                             2,428,796      1,811,546
 Deficit                                                               (2,060,886)    (1,814,381)
                                                                      -----------    -----------
    Total shareholders' equity                                            377,160          5,665
                                                                      -----------    -----------
    Total liabilities and shareholders' equity                        $   785,371    $   208,876
                                                                      ===========    ===========

                See notes to consolidated financial statements.

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                 Nine Months Ended          Three Months Ended
                                                      July 31,                   July 31,
                                                      --------                   --------
                                                 1996          1995         1996          1995
                                                 ----          -----        ----          -----

Revenues:
 Sales of aircraft parts and equipment        $   14,580    $   29,892   $    2,169    $        -
 Brokerage income                                      -         8,638            -             -
                                              ----------    ----------   ----------    ----------
                                                  14,580        38,530        2,169             -
                                              ----------    ----------   ----------    ----------
Costs and Expenses:
 Cost of sales                                        82        17,935           12             -
 Selling, general and administrative             174,033        18,447       78,007             -
 Management services                              54,000             -       18,000             -
 Rent                                             18,000             -        6,000             -
 Interest                                         14,970             -        8,619             -
                                              ----------    ----------   ----------    ----------
    Total costs and expenses                     261,085        36,382      110,638             -
                                              ----------    ----------   ----------    ----------

Income (Loss) before Income Taxes               (246,505)        2,148     (108,469)            -

Provision for Income Taxes                             -             -            -             -
                                              ----------    ----------   ----------    ----------

Net Income (Loss)                             $ (246,505)   $    2,148   $ (108,469)   $        -
                                              ==========    ==========   ==========    ==========

Earnings (Loss) per Common Share              $     (.03)   $        -   $     (.01)   $        -
                                              ==========    ==========   ==========    ==========

Weighted Average Number of Common Shares       9,000,000     5,912,501    9,166,667     5,912,501
                                              ==========    ==========   ==========    ==========

                See notes to consolidated financial statements.

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)




                                                                       Nine Months Ended
                                                                           July 31,
                                                                           --------
                                                                        1996       1995
                                                                        ----       ----
Cash Flows from Operating Activities:
 Net income (loss)                                                   $(246,505)    $2,148
 Adjustments to reconcile net (loss) to net cash used in
   operating activities:
    Contributed rent                                                    18,000          -
    Decrease in inventory                                                   82          -
                                                                     ---------     ------
 Net cash provided by (used in) operating activities                  (228,423)     2,148
                                                                     ---------     ------
Cash Flows from Financing Activities:
 Proceeds from borrowings on line of credit financing                  205,000          -
 Proceeds from common stock and additional paid-in capital, net              -       (648)
                                                                     ---------     ------
   Net cash provided (required) by financing activities                205,000       (648)
                                                                     ---------     ------
Net Increase (Decrease) in Cash                                        (23,423)     1,500

Cash at Beginning of Period                                            159,052          -
                                                                     ---------     ------

Cash at End of Period                                                $ 135,629     $1,500
                                                                     =========     ======

Supplemental Cash Flow Information:
 Cash paid during the period for interest                            $  14,970     $    -
                                                                     =========     ======

                See notes to consolidated financial statements.

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 1996 AND 1995

                                  (UNAUDITED)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
           Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial position, results of operations and cash flows have been included. Operating results for the nine months ended July 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended October 31, 1995.

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

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         COST IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED

           Cost in excess of net assets of businesses acquired ("goodwill") represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of CarroSELL. Such goodwill is being amortized on the straight-line method over a period of 10 years.

           It is the Company's policy to evaluate the recoverability of goodwill on a periodic basis, based upon estimated future net income excluding the effects of amortization of intangible assets. Such estimated future net income takes into consideration management's plans with regard to future operations.

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

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

                                  (UNAUDITED)



NOTE 2.  BUSINESS ACQUISITIONS

         JSA

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

           The Company has accounted for this acquisition by the purchase method. This investment has been recorded at the estimated fair value of the common stock issued by the Company, taking into consideration various factors affecting the estimated fair value of such stock. The additional 250,000 shares of the Company's common stock issued on June 7, 1996 have been recorded as an additional element of cost of the Company's investment in this subsidiary at the estimated fair value of such stock, and have been taken into consideration in the determination of the excess of cost over net assets acquired.

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

                                  (UNAUDITED)



NOTE 2.  BUSINESS ACQUISITIONS

         CARROSELL

           Costs and expenses incurred by the Company in connection with the operations of CarroSELL have been charged to expense. Such costs aggregated approximately $104,000 and $35,000 for the nine months and three months ended July 31, 1996, respectively.

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


NOTE 5.  RELATED PARTY TRANSACTIONS

           The Company has retained Jamesburg Companies, Inc. ("JCI"), the major shareholder of the Company, to complete the initial phase of the operations at a cost of $6,000 per month. Fees paid to JCI amounted to $54,000 and $18,000 for the nine months and the three months ended July 31, 1996, respectively.

           From time to time, JCI has loaned the Company funds for operations on an unsecured basis without interest. In March 1995, indebtedness of $92,145 owing to JCI was converted into 4,703,691 shares of common stock.

           The Company's principal offices and warehousing facilities are located in the premises of Jacman Aircraft (see Note 2) on a month-to-month arrangement, and are provided rent free. The Company also has shared office space available in New York, which is provided rent free from a director/shareholder of the Company. The Company has recognized the estimated value of the rent provided by these related parties without cost to be approximately $18,000 and $6,000 for the nine months and three months ended July 31, 1996, respectively, and has charged this amount to expense, with a corresponding credit to Additional Paid-In Capital.

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 1996 COMPARED TO 1995

 The Company's results of operations reflect a net loss of $246,505 (or $.03 per share) for the nine months ended July 31, 1996, compared to a net income of $2,148 for the same period in 1995.

 The Company realized revenue of $14,580 for the nine months ended July 31, 1996, as compared with $38,530 for 1995. This decline was primarily the result of diminished sales of aircraft parts and equipment. In addition, the Company realized brokerage income of $8,638 in 1995, which was an isolated transaction not replicated in 1996.

 Cost and expenses for 1996 totalled $261,085 as compared to $36,382 for 1995. These costs and expenses were primarily comprised of management fees paid to Jamesburg Companies Inc. ("JCI"), the major shareholder of the Company, and compensation paid to the President of CarroSELL. In addition, the Company also incurred other general and administrative expenses during 1996, most of which is attributable to the start-up of operations of CarroSELL, including the marketing efforts expended by management for this new line of business, and additional interest expense based on an increased level of borrowings under the line of credit financing.

THREE MONTHS ENDED JULY 31, 1996 COMPARED TO 1995

 The Company's results of operations for the third quarter of fiscal 1996 resulted in a net loss of $108,469 ($.01 per share) compared to net income of $-0- for the comparable period in 1995.

 Revenue for 1996 increased to $2,169 compared to none for 1995.

 Costs and expenses increased to $110,638 in 1996 from none in 1995. This was primarily attributable to management fees paid to Jamesburg Companies, Inc., the major shareholder of the Company, and compensation, rent and interest expense incurred, none of which was incurred in 1995. Additionally, the Company incurred selling, general and administrative expenses in 1996, most of which was attributable to the start-up of operations of CarroSELL, including the marketing efforts expended by management for this new line of business.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended July 31, 1996, the Company experienced a net decrease in cash of $23,423. This decrease resulted from net cash used in operating activities, which was offset by cash provided from financing activities during 1996 resulting from full draw down of the line of credit financing.

At July 31, 1996, the Company had a cash balance of $135,629.

For the comparable period of 1995, there was cash used in operating activities of $71,550 and cash provided by financing activities of $73,050.

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                  (Continued)



LIQUIDITY AND CAPITAL RESOURCES

In connection with the purchase of CarroSELL, the Company completed the transfer of $250,000 to CarroSELL during the third quarter of 1996 to further its business.

The Company has a borrowing arrangement with NAB Bank, Darien, Illinois. This line of credit is for a total amount of $380,000. As of July 31, 1996, the Company had fully drawn down on this line.


CAPITAL EXPENDITURES

The Company did not make any major capital expenditures during the nine months ended July 31, 1996.

The Company does not have any material commitments for capital expenditures.

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY



Item 6.    Exhibits and reports on Form 8-K

           (a)  Exhibits

                  Exhibit 27 - Financial Data Schedule

           (b) The Company filed no reports on Form 8-K during the quarter ended July 31, 1996.

                 CONTINENTAL CAPITAL CORPORATION AND SUBSIDIARY

                                   FORM 10-Q

                    FOR THE NINE MONTHS ENDED JULY 31, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONTINENTAL CAPITAL CORPORATION



DATE:  October 6, 1996           By:  /s/ Milton J. Wilpon
                                      -------------------------------
                                      Chairman of the Board
                                      Chief Executive Officer


DATE:  October 6, 1996           By:  /s/ Ronald L. Wilpon
                                      -------------------------------
                                      Treasurer
                                      Chief Financial and Accounting Officer